Form 10QSB
period 1996-03-31
KAYE KOTTS ASSOCIATES INC
filed 1996-05-17
CIK 929528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________.


Commission file number ______________


                           KAYE KOTTS ASSOCIATES INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                                95-4248310
             --------                                ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


                            15490 VENTURA BOULEVARD
                         SHERMAN OAKS, CALIFORNIA 91403
               (Address of principal executive offices, zip code)

                                 (818) 382-6300
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x     No  ____

As of March 31, 1996, the Registrant had 2,387,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  ____ No   X

                          KAYE KOTTS ASSOCIATES, INC.
                                 BALANCE SHEETS


                                                               MARCH 31,         DECEMBER 31,
                                                                  1996              1995
                                                              -----------        -----------
                                                              (Unaudited)
                                ASSETS
CURRENT ASSETS:
 Cash                                                         $  $217,694        $    18,643
 Short-term investments                                         2,986,783                  -
 Accounts receivable, net of allowance
 for doubtful accounts of
 $233,572 and $275,000 at March 31, 1996 and
 December 31, 1995 respectively                                 1,042,278          1,131,206
 Prepaid expenses                                                 226,624            160,863
 Deferred offering costs                                                -            315,619
 Other current assets                                              68,926             54,156
                                                              -----------        -----------
       TOTAL CURRENT ASSETS                                     4,542,304          1,680,485
                                                              -----------        -----------
Property and Equipment- Net of accumulated
 depreciation of $216,964
 and $195,434 at March 31, 1996
 and December 31, 1995 respectively                               155,543            159,041

Deferred Financing Costs                                                -             75,000
                                                              -----------        -----------
                                                              $ 4,697,847        $ 1,914,525
                                                              ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable-trade                                       $    44,716        $   217,773
 Accrued payroll and payroll taxes                                186,289            273,466
 Loans payable                                                     59,945          1,062,313
 Other accrued liabilities                                         86,660            145,065
 Deferred revenues                                                188,117            226,979
                                                              -----------        -----------
       TOTAL CURRENT LIABILITIES                                  565,727          1,925,597
                                                              -----------        -----------

STOCKHOLDERS' EQUITY

Preferred stock $0.01 par value; 1,000,000 shares authorized,
 none issued and outstanding                                            -                  -

Common Stock, $0.01 par value; 10,000,000 shares authorized:
 2,387,400 and 1,237,400 shares issued and outstanding
 at March 31, 1996 and December 31, 1995, respectively.            23,874             12,374
Additional paid-in-capital - common stock                       4,772,025            168,455
Retained earnings                                                (663,778)          (191,910)
                                                              -----------        -----------

                                                              $ 4,697,847        $ 1,914,525
                                                              ===========        ===========

                          KAYE, KOTTS ASSOCIATES, INC.
                            STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                 ----------------------------
                                                        1996             1995
                                                 ----------------------------
                                                   (UNAUDITED)

Fee Income                                       $ 1,442,951      $ 1,298,976
Selling, General And Administrative
 Expenses                                          1,799,490        1,316,787
                                                 ----------------------------
Operating (Loss)                                    (356,539)         (17,811)
Interest Expense                                      10,741           13,930
Amortization of Debt Discount                         14,247           29,748
Other Income                                           8,201          (61,483)
                                                 ----------------------------
(Loss) Before Income Taxes And Extraordinary Item   (373,326)         (61,489)
                                                 ----------------------------
Extraordinary Item:
Write Off of Deferred Financing Costs
  and Unamortized Debt Discount Upon
  Repayment of Debt                                   98,550             -
                                                 ----------------------------
(Loss) Before Income Tax Benefit                    (471,876)         (61,489)
Provision for Income Tax Benefit                           -          (24,596)
Net (Loss)                                         ($471,876)        ($36,893)
                                                 ============================
(Loss) Per Common And Common
 Equivalent Share                                     ($0.29)          ($0.03)
                                                 ============================
Weighted Average Number Of Common
 And Common Equivalent Shares Outstanding          1,654,033        1,237,000
                                                 ============================

                          KAYE, KOTTS ASSOCIATES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                                           COMMON STOCK

                                                                             Additional
                                                                              Paid-in        Retained
                                         Shares              Amount           Capital        Earnings             Totals
                                         ------              ------           -------        --------             ------
  Balance - December 31, 1995             1,237,400        $  12,374      $    168,455      ($191,901)            ($11,072)

  Net (Loss) (Unaudited)                                                                     (471,876)            (471,876)
  Issuance of common stock in
  Public Offering                         1,150,000           11,500         5,163,500                           5,175,000
  Issuance of common stock
    purchase warrants in Public Offering                                       170,775                             170,775
  Underwriter, Legal, and Consulting Fees                                     (288,436)                           (288,436)
  Public Offering Costs                                                       (442,269)                           (442,269)
                                         ---------------------------------------------------------------------------------
  Balance - March 31, 1996                2,387,400        $  23,874       ($4,772,025)     ($663,778)        $  4,132,121
                                         =================================================================================

                          KAYE KOTTS ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOW
                                   MARCH 1996


                                                              FOR THE THREE MONTHS ENDED
                                                                      March 31,
                                                             ---------------------------
                                                                1996               1995
                                                             ----------          --------
  CASH FLOWS FROM OPERATING ACTIVITIES:                      (UNAUDITED)
  Net Income                                                  ($471,876)          ($36,893)


  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES
   Depreciation                                                  16,549              2,667
   Issuance of common shares for services provided                    -              9,624

  CHANGES IN ASSETS AND LIABILITIES:
   Decrease/(increase) in accounts receivable-trade              88,926           (150,840)
   Increase/(decrease) in prepaid expenses                      (65,761)            32,608
   Increase in other current assets                             (14,770)           (32,851)
   Decrease/(increase) in accounts payable-trade               (173,057)            39,124
   Decrease/(increase) in accrued expenses                      (87,177)           160,514
   Decrease/(increase) in other accrued liabilities             (58,405)             2,546
   Decrease in other deferred revenues                          (38,862)            -
   Increase in deferred income taxes                             -                   5,986
                                                             ----------          ---------
      TOTAL ADJUSTMENTS                                        (332,557)            69,378

  NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES             (804,433)            32,485
                                                             ----------          ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (13,052)           (40,057)
                                                             ----------          ---------
  NET CASH USED IN INVESTING ACTIVITIES                         (13,052)           (40,057)
                                                             ----------          ---------
  CASH FLOWS FROM FINANCING ACTIVITIES


   Payments on loans payable                                 (1,054,021)            (5,533)
   Decrease(increase) in deferred offering costs                      -              5,964
   Issuance of common stock and warrants
     net of $288,436 of expenses                              5,057,339            -

                                                             ----------          ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,003,318                431
                                                             ----------          ---------

  NET INCREASE/(DECREASE) IN CASH                             3,185,833             (7,141)
  CASH AT BEGINNING OF PERIOD                                    18,643             57,634
                                                             ----------          ---------

  CASH AND SHORT TERM INVESTMENTS
    AT END OF PERIOD                                         $3,204,476             50,062
                                                             ==========          =========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

  Cash paid during the period for interest                   $   57,061              6,316
                                                             ==========          =========

  Issuance of warrants in connection with debt financing              -             36,000
                                                             ==========          =========

                          KAYE KOTTS ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



1.       LITIGATION

         On November 22, 1995, the Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs allege wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. The plaintiffs in the action are suing for approximately $4,525,000, including damages. Management believes that the action is without merit and is vigorously defending the case.

2.       INITIAL PUBLIC OFFERING OF THE COMPANY'S COMMON SHARES

         The Company completed an Initial Public Offering on February 22, 1996, selling a total of 1,150,000 shares of common stock for $5.00 per share, and 1,275,000 Class A Redeemable Warrants (the "Warrants") at $.15 per warrant. The warrants entitle the holder to purchase one share of common stock at $6.00 per share through February 22, 2001. Warrants are redeemable by the Company commencing one year after issuance, on not less than 30 days written notice, at a price of $.08 per warrant, at any time that the average closing bid price of the common stock exceeds $10.00 per share for thirty consecutive business days. Consent of the underwriters is also needed to redeem the warrants for up to eighteen months after the completion of the initial public offering.

3.       SUBSEQUENT EVENT

         In April 1996 the Internal Revenue Service subpoenaed certain of the Company's records as part of an investigation concerning the related activities of three employees whom the Company has suspended pending the results of that investigation. The Government's attorney has indicated to Company's counsel that as of May 13, 1996, no substantial evidence exists linking the Company and its officers to these activities; however, since these activities involved Company employees, the Company and its officers' conduct are within the scope of the investigation.

         In the opinion of management, the conduct of these employees, who are allegedly engaged in these activities, is neither condoned nor encouraged by the Company, nor overtly displayed by other employees.

        COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

RESULTS OF OPERATIONS

         For the three months ended March 31, 1996 the Company had an operating loss of approximately ($356,000) compared with an operating loss of ($18,000) in the 1995 period. The increase in the loss of ($347,000) resulted primarily from the staffing, facility and marketing costs incurred in order to build the organization required to support the Company's planned national expansion as described in the Prospectus of February 22, 1996. The Company had a net loss of approximately ($472,000) for the 1996 period compared with a net loss of ($37,000) for the three months ended March 31, 1995. On a per share basis the 1996 loss was ($0.29) per share compared with a loss of ($0.03) per share for 1995. The net loss for 1996 includes an extraordinary charge of $98,550 for the write-off of deferred financing charges and unamortized debt discount upon the repayment of debt, and interest expense and amortization of debt discount of $25,000 compared with $40,000 in 1994. The interest and amortization result from the issuance of the Company's Common Stock and Common Stock Warrants and borrowings from private investors in late 1994 and 1995.

FEE INCOME

         During the 1996 period, the Company had $1,442,951 in fee income compared with $1,298,976 for the 1995 period, reflecting an increase of $143,975 or approximately 11%.

         This revenue growth resulted primarily from the opening of one fully staffed regional office and four unstaffed branch offices during 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Operating costs increased by $482,703 or approximately 36% from $1,316,787 in 1995 to $1,799,490 in 1996. This increase results from the costs involved in developing support services and maintaining a growing revenue base and corporate infrastructure. Of this increase, $190,132 or approximately 39% of the increase is concentrated in staffing and employee benefits, which grew from $843,559 in 1995 to $1,033,691 in 1996 and resulted from the opening of new offices, as well as an increase in the Company's staffing levels to handle more clients and provide increased management staff for the Company's planned national expansion.

         Facility costs grew by $28,189 from $153,218 in 1995 to $182,407 in 1996. Rent and related expenses increased by $28,896 from $104,208 in 1995 to $130,104 in 1996.

         Marketing, communication and promotional expense increased in 1996 by $33,052 from $208,269 for 1995 to $241,321 for 1996.


CERTAIN BALANCE SHEET DATA

         Net accounts receivable declined by $88,926 or approximately 8% from the December 31, 1995 level and stood at $1,042,278 at March 31, 1996. This amount represented approximately 22% of the Company's total asset base at March 31, 1996 and approximately 23% of its current assets at the same date. The allowance for doubtful accounts was charged with provisions of $153,491 and $53,270 for 1996 and 1995, respectively. The Company reviews the provision for uncollectible accounts quarterly, and adjusts the provision based on actual write-offs and aging analyses.

         The Company's typical client is in financial difficulty at the outset of the Company's engagement. Under these circumstances, the Company usually arranges extended payment terms ranging up to six months in length. As an additional safeguard, a substantial down payment of approximately 35% of the Company's total fee from the client is required. Finally, it is the Company's policy to obtain post dated checks for the balance of the Company's fee. During the three months ended March 31, 1996, approximately $328,000 or (24%) of the Company's revenues were attributed to clients who did not furnish the Company with post dated checks.

         At March 31, 1996, accounts receivable greater than 90 days old stood at $166,578 which sum included $105,904 in accounts receivable greater than 120 days old. Accounts receivable greater than 90 and 120 days old represented approximately 13% and 9% respectively, of total receivables at March 31, 1996.

         The Company's collection process can experience delays due to rescheduling of installments, as well as insufficiency of available funds in the client's bank account when an installment is due. When the client does not have a bank account, the Company will accept a client without receiving post dated checks. As a result, the Company may not have the necessary leverage to ensure payment from the client. Management believes that there is no material risk in extending the payment and, in fact, historical experience suggests that rescheduling of payments occurs infrequently, perhaps up to 10% of the time, and that 90% of the Company's clients generally honor the rescheduled payment plan.

         Based upon the forgoing, management believes that receivables as stated at $1,042,278 are collectible in the normal course of business.

         Management expects its investment in client receivables to remain consistent or increase in relation to the Company's growth. Trade payables, accrued expenses and other accrued liabilities decreased by $318,639 from $636,304 at year end 1995 to $317,665 at March 31, 1996. The decrease resulted from the use of some of the proceeds of the Company's public offering of Common Stock and Common Stock Warrants to liquidate liabilities.


         Loans payable decreased from $1,062,313 at December 31, 1995 to $59,945 at March 31, 1996. This decrease of $1,002,368 resulted from the use of some of the proceeds from the Company's public offering of Common Stock and Warrants in February 1996 to repay loans.

         Deferred income declined by $38,862 from $226,979 to $188,117.

         The Company completed an Initial Public Offering on February 22, 1996, selling a total of 1,150,000 shares of common stock for $5.00 per share, and 1,265,000 of Class A Redeemable Warrants (the "Warrants") at $.15 per warrant. The warrants entitle the holder to purchase one share of common stock at $6.00 per share through February 22, 2001. Warrants are redeemable by the Company commencing one year after issuance, on not less than 30 days written notice, at a price of $.08 per warrant, at any time that the average closing bid price of the common stock exceeds $10.00 per share for thirty consecutive business days. Consent of the underwriters is also needed to redeem the warrants for up to eighteen months after the completion of the initial public offering. The net proceeds of the offering amounting to $5,057,339 was credited to common stock and paid in capital. In addition, $442,269 of expenses related to the offering were charged to paid-in capital.

                           KAYE KOTTS ASSOCIATES INC.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KAYE KOTTS ASSOCIATES INC.



                                          By: /s/ David Kaye
                                              ----------------------------
                                              David Kaye
                                              Chief Executive Officer
                                              President
                                              Treasurer




                                                   By: /s/ Arnold Levitt
                                                       ---------------------
                                                       Arnold Levitt
                                                       Assistant Treasurer