Form 10QSB
period 1996-06-30
KAYE KOTTS ASSOCIATES INC
filed 1996-08-15
CIK 929528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________.

Commission file number ______________

                           KAYE KOTTS ASSOCIATES INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   95-4248310
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                             15490 Ventura Boulevard
                         Sherman Oaks, California 91403
               (Address of principal executive offices, zip code)

                                 (818) 382-6300

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No _____

As of June 30, 1996, the Registrant had 2,387,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes _____  No __X__

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 1996 FILED ON AUGUST 15, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                           KAYE KOTTS ASSOCIATES INC.

                                   FORM 10-QSB

                 For the Three Month Period Ended June 30, 1996

TABLE OF CONTENTS                                                        Page

Part I   Financial Information

         Item 1.    Financial Statements                                   3

         Balance Sheets                                                    3
         Statements of Operations                                          5
         Statement of Changes in Shareholders' Equity                      6
         Statements of Cash Flows                                          7
         Notes to Financial Statements                                     9

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                 10

Part II  Other Information                                                14

                           KAYE KOTTS ASSOCIATES INC.

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Kaye Kotts Associates, Inc.
                                 Balance Sheets

                                                                  June 30,        December 31,
                                                                    1996             1995
                                                                -----------       -----------
                                                                 unaudited
                                     Assets
Current Assets:
  Cash                                                          $   112,325       $    18,642

  Short-term investments                                          2,832,186              --
  Accounts Receivable, net of allowance for
    doubtful accounts of $242,441 and $275,000
    at June 30, 1996 and December 31, 1995,
    respectively                                                    975,574         1,131,206
  Prepaid expenses                                                  197,917           160,862
    Deferred offering costs                                            --             315,619
    Other current assets                                            136,518            54,156
                                                                -----------       -----------
      Total Current Assets                                        4,253,520         1,680,484
                                                                -----------       -----------
Property and Equipment - Net of accumulated
  depreciation of $175,795 and $195,415 at
  June 30, 1996 and December 31, 1995,
  respectively                                                      201,006           159,041

Deferred Financing Costs                                               --              75,000
                                                                -----------       -----------
                                                                $ 4,454,525       $ 1,914,525
                                                                ===========       ===========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable-trade                                        $   310,358       $   217,773
  Accrued payroll and payroll taxes                                 130,186           273,466
  Loans payable                                                     523,943         1,062,313
  Other accrued liabilities                                         361,064           145,066
  Deferred revenues                                                 167,883           226,979
                                                                -----------       -----------

      Total Current Liabilities                                   1,493,433         1,925,597
                                                                -----------       -----------
Stockholders' Equity

Common Stock, $0.01 par value, 10,000,000 shares
  authorized:  2,394,400 and 1,237,400 shares
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                                    23,944            12,374
Additional paid-in-capital - common stock                         4,683,373           168,455
Retained earnings (deficit)                                      (1,746,224)         (191,901)
                                                                -----------       -----------
                                                                  2,961,093           (11,072)

                                                                  4,454,525         1,914,525
                                                                ===========       ===========

                           Kaye Kotts Associates, Inc.
                            Statements of Operations

                                                                Three Months                                  Six Months
                                                                ended June 30                               ended June 30
                                                      ---------------------------------           ---------------------------------
                                                          1996                  1995                  1996                  1995
                                                      -----------           -----------           -----------           -----------
                                                                 (Unaudited)                                 (Unaudited)

Fee Income                                            $ 1,275,384           $ 1,455,037           $ 2,718,336           $ 2,753,420

Selling, General and
Administrative Expenses                                 2,396,399             1,260,500             4,195,889             2,577,287
                                                      -----------           -----------           -----------           -----------

Operating (Loss)/Income                                (1,121,015)              194,537            (1,477,553)              176,133

Interest (Income)/Expense, Net                            (30,512)               11,230               (22,810)               24,566

Amortization of Debt Discount                                --                  22,329                  --                  52,077

Other Income                                               (8,057)              (10,222)              (13,219)              (10,222)
                                                      -----------           -----------           -----------           -----------
(Loss)/Income Before Income
Tax and Extraordinary Item                             (1,082,446)              171,200            (1,441,525)              109,712
                                                      -----------           -----------           -----------           -----------

Extraordinary Item:  Write-Off
of Deferred Finance Charge and
Unamortized Debt Discount Upon
Repayment of Debt                                            --                    --                 112,797                  --
                                                      -----------           -----------           -----------           -----------
(Loss)/Income Before Income
Taxes                                                  (1,082,446)              171,200            (1,554,322)              109,712
                                                      -----------           -----------           -----------           -----------

Provision for Income Taxes                                   --                  68,480                  --                  43,885

Net (Loss)/Income                                      (1,082,446)              102,720            (1,554,322)               65,827
                                                      -----------           -----------           -----------           -----------
(Loss)/Income per Common and
Common Equivalent Share                               ($     0.45)          $      0.08           ($     0.77)          $      0.05
                                                      ===========           ===========           ===========           ===========
Weighted Average Number of
Common and Common Equivalent
Shares Outstanding                                      2,389,730             1,237,400             2,028,190             1,237,400
                                                      ===========           ===========           ===========           ===========

                           Kaye Kotts Associates, Inc.
                  Statement of Changes in Shareholders' Equity
                     for the Six Months Ended June 30, 1996

                                                  Common Stock
                                        ----------------------------------
                                                                Additional
                                                                  Paid-in        Retained        Treasury
                                        Shares       Amount       Capital        Earnings          Stock       Totals
                                        ------       ------       -------        --------          -----       ------
Balance-December 31, 1995             1,237,400     $12,374     $  168,455     $   (91,902)          $0         (11,073)

Net (Loss) (Unaudited)                                                          (1,554,322)                  (1,554,322)
Issuance of common stock
  in Public Offering                  1,150,000      11,500      5,163,500                                    5,175,000
Issuance of common stock
  purchase warrants in
  Public Offering                                                  170,775                                      170,775
Underwriter, Legal and
  Consulting Fees                                                 (297,018)                                    (297,108)
Public Offering Costs                                             (442,269)                                    (442,269)
Issuance of common stock
  in repayment of legal
  fees                                    7,000          70          9,930                                       10,000
Printing of prospectus                                             (90,000)                                     (90,000)
                                     ------------------------------------------------------------------------------------
Balance - June 30, 1996               2,394,400      23,994      4,683,373      (1,746,224)           0       2,961,093
                                     ====================================================================================

                          Kaye Kotts Associates, Inc.
                            Statements of Cash Flows

                                                             For the Three Months                        For the Six Months
                                                                ended June 30                               ended June 30
                                                      ---------------------------------           ---------------------------------
                                                          1996                  1995                 1996                   1995
                                                      -----------           -----------           -----------           -----------
                                                                 (Unaudited)                                 (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income                                            $(1,082,446)          $   102,720           $(1,554,322)          $    65,827
                                                      -----------           -----------           -----------           -----------
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
   Depreciation                                            22,798                34,766                39,347                37,433
   Issuance of common shares
      for services provided                                 9,930                (9,300)                9,930                   324

Changes in assets and
liabilities:
   Decrease/(increase) in
      accounts receivable-
      trade                                                67,704              (599,199)              156,630              (448,359)
   (Increase)/decrease in
      prepaid assets                                       28,707               (24,958)              (37,054)              (57,566)
   (Increase)/decrease in
      other current assets                                (67,592)              (30,062)              (82,362)                2,789
   Increase in accounts
      payable-trade                                       265,642               159,276                92,585               159,276
   (Decrease)/increase in
      accrued expenses                                    (56,104)              223,534              (143,281)              184,410
   Increase/(decrease) in
      other accrued
      liabilities                                         274,404                28,395               215,999                28,395
   (Decrease) in other
      deferred revenues                                   (20,234)                 --                 (59,096)                 --
   (Decrease) in preferred
      income taxes                                           --                  38,920                  --                  38,920
                                                      -----------           -----------           -----------           -----------
         Total Adjustments                                525,255              (178,628)              192,698               (54,378)

Net Cash Provided/(Used)
by Operating Activities                                  (557,192)              (75,908)            1,361,625                11,449
                                                      -----------           -----------           -----------           -----------
Cash Flows From Investing
Activities:


   Capital expenditures                                   (75,231)              (21,309)              (88,283)              (21,309)
                                                      -----------           -----------           -----------           -----------
Cash Flows From Financing
Activities
   Payments on loans payable                              (27,557)               (6,944)           (1,081,578)               (6,944)
   Proceeds from loans payable                            499,943               139,000               499,943               139,000
   Issuance of common stock
      and warrants net of
      $288,438 of expenses                                      0                  --               5,057,339                  --
   Increase in deferred
      offering costs                                         --                 (97,656)                 --                 (97,656)
   Expenses Pertaining to
      Issuance of Common
      Stock and Warrants                                  (99,930)                                    (99,930)
                                                      -----------           -----------           -----------           -----------
Net Cash Provided by
Financing Activities                                      372,456                34,400             4,373,774                34,400
                                                      -----------           -----------           -----------           -----------
Net Increase/(Decrease)
in Cash                                                  (259,966)              (62,817)            2,925,867                24,540

Cash at Beginning of Period                             3,204,476                77,140                18,643                77,140
                                                      -----------           -----------           -----------           -----------
Cash and Short-Term
Investments at End of Period                          $ 2,944,510           $    14,323           $ 2,944,510           $   101,680
                                                      ===========           ===========           ===========           ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the period
for interest                                          $    30,723           $     6,316           $    30,723           $     6,316
                                                      ===========           ===========           ===========           ===========
Issuance of warrants in
connection with debt financing                               --                  36,000                  --                  36,000
                                                      ===========           ===========           ===========           ===========

                           KAYE KOTTS ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


1.   Litigation

     On November 22, 1995, the Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs allege wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. The plaintiffs in the action are suing for approximately $4,525,000 including damages. Management believes that the action is without merit and is vigorously defending the case.


2.   Initial Public Offering of the Company's Common Shares

     The Company completed an initial Public Offering on February 22, 1996, selling a total of 1,150,000 shares of common stock for $5.00 per share, and 1,275,000 Class A Redeemable Warrants (the "Warrants") at $.15 per warrant. The warrants entitle the holder to purchase one share of common stock at $6.00 per share through February 22, 2001. Warrants are redeemable by the Company commencing one year after issuance, on not less than 30 days written notice, at a price of $.08 per warrant, at any time that the average closing bid price of the common stock exceeds $10.00 per share for thirty consecutive business days. Consent of the underwriters is also needed to redeem the warrants for up to eighteen moths after the completion of the initial public offering.


3.   Internal Revenue Service Investigation

     In April 1996 the Internal Revenue Service subpoenaed certain of the Company's records as part of an investigation concerning the related activities of three employees whom the Company has suspended pending the results of the investigation. The Government's attorney has indicated to the Company's counsel that no substantial evidence exists linking the Company and its officers to these activities;

     however, since these activities involved Company employees, the Company and its officers' conduct are within the scope of the investigation. In the opinion of management, the conduct of these employees, who are allegedly engaged in these activities, is neither condoned nor encouraged by the Company, nor overtly displayed by other employees. Direct legal and other expenses of approximately $210,000 were incurred through June 30, 1996 in connection with this investigation.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


       COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Results of Operations

     For the three month period ended June 30, 1996, the Company had a loss before income taxes and extraordinary item of ($1,082,000) compared with income of $171,000 during the same period in 1995. The increase in the loss of ($1,253,000) resulted primarily from staffing, facility and marketing costs incurred in order to build the organization required to support an increased sales base and the Company's planned national expansion, which is in progress. The loss was also increased by approximately $250,000 of costs related to the Internal Revenue Service investigation and litigation related to matters described in the Notes to Financial Statements. The Company had a net loss of ($1,082,446) for the 1996 period compared with a net income of $102,720 for the three months ended June 30, 1996. The 1996 loss was ($0.45) per share compared with income of $0.08 per share for the three months ended June 30, 1995.

Fee Income

     During the three months ended June 30, 1996, the Company had $1,275,384 in fee income compared with $1,455,037 for the same period in 1995, reflecting a decrease of $179,653 or approximately 14%. The decrease in fees resulted primarily from the temporary closing of two offices, other shifts in personnel and the diversion of sales personnel from selling to administrative activities as a result of the Internal Revenue Service investigation described in Note 3 of Notes to Financial Statements.

Selling, General and Administrative Expenses

     Operating costs increased by $1,135,899 to $2,396,399 in 1996 for the three months ended June 30, 1996, or approximately 90% from $1,260,500 in 1995. The increase results from the costs involved in building the organization and infrastructure necessary to support the Company's planned growth. Of this increase, $328,683 or approximately 28% of the increase was concentrated in staffing and employee benefits which grew from $842,406 in 1995 to $1,169,089 in 1996, result from the increase in the Company's staffing levels to service more clients and increase in management staff for the Company's planned national expansion.

     Facility costs grew by $51,357 for the three months ended June 30, 1996, from $159,933 in 1995 to $210,290 in 1996. Rent and related expenses increased by $48,736 from $171,510 in 1995 to $223,246 in 1996.

     Marketing, communication and promotional expense increased for the three months ended June 30, 1996, by $148,085 from $199,759 for 1995 to $347,844 for
1996, primarily resulting from the cost of supporting new offices and developing and testing the Company's first television commercial, which is a test of a potential new source of business.

     Professional fees increased to $284,335 from $2,922 in 1995 primarily resulting from the litigation and Internal Revenue Service investigation described in the Notes to Financial Statements, and the cost of compliance with Securities and Exchange Commission requirements for public companies.

        COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Results of Operations

     For the six month period ended June 30, 1996, the Company had a loss before income taxes and extraordinary items of approximately ($1,441,000) compared with operating income of $109,000 in the 1995 period. The increase in the loss of ($1,550,000) resulted primarily from staffing, facility and marketing costs incurred in order to build the organization required to support an increased sales base and the Company's planned national expansion, which is in progress. The loss was also increased by approximately $320,000 of costs related to the Internal Revenue Service investigation and litigation described in Notes to Financial Statements. The Company had a net loss of approximately ($1,554,322), for the 1996 period compared with net income of $65,827 for the six months ended June 30, 1996. The 1996 loss was ($0.77) per share compared with income of $0.05 per share for the six months ended June 30, 1995. The net loss for 1996 includes an extraordinary charge of $112,797 for the write-off of deferred financing charge and unamortized debt discount.

Fee Income

     During the six months ended June 30, 1996, the Company had $2,718,336 in fee income compared with $2,753,420 for the 1995 period, reflecting a decrease of $35,084 or approximately 1.3%.

Selling, General and Administrative Expenses

     Operating costs increased by $1,618,602 to $4,195,889 for the six months ended June 30, 1996, or approximately 63% from $2,577,287 in 1995. The increase results from the costs involved in building the organization and infrastructure necessary to support the Company's planned expansion, which is in progress. Of this increase, $518,815 or approximately 32% of the increase is concentrated in staffing and employee benefits, which grew from $1,685,965 in 1995 to $2,202,780 in 1996, result, from the opening of four new sales offices and one new full service office, as well as an increase in the Company's management staff levels to improve the quality of the Company's product and to service more clients in the Company's planned national expansion.

     Facility costs grew by $79,546 for the six months ending June 30, 1996, from $313,151 in 1995 to $392,697 in 1996.

Rent and related expenses increased by $77,632 from $275,718 in 1995 to $353,350 in 1996.

     Marketing, communication and promotional expense increased for the six months ending June 30, 1996, by $181,139 from $408,027 for 1995 to $589,166 for
1996, primarily resulting from the cost of supporting new offices and developing and testing the Company's first television commercial, which is a test of a potential new source of business.

     Professional fees increased to $369,163 from $35,320 in 1995 primarily resulting from the litigation and Internal Revenue Service investigation described in the Notes to Financial Statements, and the cost of compliance with Securities and Exchange Commission requirements for public companies.

Certain Balance Sheet Data

     Net accounts receivable declined by $156,630 or approximately 16% from the December 31, 1995, level and stood at $974,574 at June 30, 1996. This amount represented approximately 22% of the Company's total asset base at June 30, 1996, and approximately 23% of its current assets at the same date. The allowance for doubtful accounts was charged with provisions of $333,962 and $140,633 for 1996 and 1995, respectively. The Company reviews the provisions for uncollectible accounts quarterly, and adjusts the provision based on actual write-offs and aging analyses.

     The Company's typical client is in financial difficulty at the outset of the Company's engagement. Under these circumstances, the Company usually arranges extended payment terms ranging up to six months in length. As a safeguard, a substantial initial payment of approximately 35% of the Company's total fee from the client is required. Finally, it is the Company's policy to obtain post dated checks for the balance of the Company's fee. During the six months ended June 30, 1996, approximately $293,000 or (23%) of the Company's cash receipts, other than initial payments, did not come from post dated checks.

     At June 30, 1996, accounts receivable greater than 90 days old stood at $246,334 which sum included $211,477 in accounts receivable greater than 120 days old. Accounts receivable greater than 90 and 120 days old represented approximately 20% and 17% respectively, of total accounts receivable at June 30, 1996.

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

     Based upon the preceding paragraph, management believes that trade accounts receivable as stated at $974,574 are collectible in the normal course of business.

     Management expects its investment in client accounts receivable to remain consistent or increase in proportion to the Company's growth. Trade accounts payable, accrued expenses and other accrued liabilities increased by $165,304 from $636,304 at December 31, 1995 to $801,608 at June 30, 1996.

     Loans payable decreased from $1,062,313 at December 31, 1995, to $523,943 at June 30, 1996. This decrease of $538,370 resulted from the use of some of the proceeds from the Company's public offering of Common Stock and Warrants in February 1996 to repay loans. Additionally, the Company established a Credit Line of $500,000 with a local bank and has used the entire amount at June 30, 1996.

     The Company completed an initial Public Offering on February 22, 1996, selling a total of 1,150,000 shares of common stock for $5.00 per share, and 1,265,000 Class A Redeemable Warrants (the "Warrants") at $.15 per warrant. The warrants entitle the holder to purchase one share of common stock at $6.00 per share through February 22, 2001. Warrants are redeemable by the company commencing one year after issuance, on not less than 30 days written notice, at a price of $.08 per warrant, at any time that the average closing bid price of the common stock exceeds $10.00 per share for thirty consecutive business days. Consent of the underwriters is also needed to redeem the warrants for up to eighteen months after the completion of the initial public offering. The net proceeds of the offering amounting to $5,048,757 was credited to common stock and paid in capital. In addition, $532,269 of expenses related to the offering were charged to paid-in capital.


                           Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

          On November 22, 1995, the Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs allege wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. The plaintiffs in the action are suing for approximately $4,525,000 including damages. Management believes that the action is without merit and is vigorously defending the case.

          In April 1996 the Internal Revenue Service subpoenaed certain of the Company's records as part of an investigation concerning the related activities of three employees whom the Company has suspended pending the results of the investigation. The Government's attorney has indicated to the Company's counsel that no substantial evidence exists linking the Company and its officers to these activities; however, since these activities involved Company employees, the Company and its officers' conduct are within the scope of the investigation. In the opinion of management, the conduct of these employees, who are allegedly engaged in these activities, is neither condoned nor encouraged by the Company, nor overtly displayed by other employees.

Item 2.   Changes in Securities

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on June 20, 1996 at 9 a.m. at Radisson Valley Center Hotel, 15433 Ventura Boulevard, Sherman Oaks, California 91403 ("Annual Meeting"). At the Annual Meeting the Shareholders elected the following to the Board of Directors to serve for a period of one year: David Kaye, Susan E. Phillips, Michael M. Kesner, Robert M. Rubin and Lawrence Cohen.

          The Shareholders also approved an amendment to the Kaye Kotts Associates 1995 Stock Incentive Plan to increase the available shares of Common Stock underlying the options to 666,000 shares from 350,000 shares, to limit the number of shares of Common Stock with respect to which options may be granted during any calendar year to any person to 100,00 shares, and increase the class of employees eligible to receive incentive stock options.

          Finally, the Shareholders ratified the appointment of Feldman, Radin & Co., P.C. as independent auditors of the Company for the year ending December 31, 1996.

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)       Not applicable
(b)       Not applicable

                           KAYE KOTTS ASSOCIATES INC.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KAYE KOTTS ASSOCIATES INC.

August 13, 1996                                 By: /s/ David Kaye
                                                    --------------------------
                                                    David Kaye
                                                    Chief Executive Officer
                                                    President
                                                    Treasurer

August 13, 1996                                 By: /s/ Arnold Levitt
                                                    --------------------------
                                                    Arnold Levitt
                                                    Chief Financial Officer
                                                    Assistant Treasurer