Form 10QSB/A
period 1996-06-30
KAYE KOTTS ASSOCIATES INC
filed 1996-10-07
CIK 929528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________.


Commission file number ______________


                           KAYE KOTTS ASSOCIATES INC.
       (Exact name of small business issuer as specified in its charter)


            Delaware                                         95-4248310
(State or other jurisdiction of incorporation or         (I.R.S. Employer
               organization)                              Identification No.)

                            15490 VENTURA BOULEVARD
                         SHERMAN OAKS, CALIFORNIA 91403
               (Address of principal executive offices, zip code)

                                 (818) 382-6300
                          (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes _x_    No___

As of June 30, 1996, the Registrant had 2,387,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes ____  No __X___

                           KAYE KOTTS ASSOCIATES INC.


Item 6.          Exhibits

Exhibit
-------
27               Financial Data Schedule





                                   SIGNATURES

                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            KAYE KOTTS ASSOCIATES INC.



October 3, 1996                             By: /s/ David Kaye
                                               -------------------------------
                                               David Kaye
                                               Chief Executive Officer
                                               President
                                               Treasurer




October 3, 1996                             By: /s/ Arnold Levitt
                                               -------------------------------
                                               Arnold Levitt
                                               Chief Financial Officer
                                               Assistant Treasurer