Form 10QSB
period 1996-09-30
KAYE KOTTS ASSOCIATES INC
filed 1996-11-14
CIK 929528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number __________

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

                                 (818) 382-6300
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                              ---    ---
As of September 30, 1996, the Registrant had 2,394,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

                                   FORM 10-QSB

               For the Three Month Period Ended September 30, 1996

TABLE OF CONTENTS                                                          Page
                                                                           ----
Part 1  Financial Information

        Item 1.    Financial Statements                                       3

        Balance Sheets                                                        3
        Statements of Operations                                              4
        Statement of Changes in Shareholders' Equity                          5
        Statements of Cash Flows                                              6
        Notes to Financial Statements                                         7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                  8-10

Part II Other Information                                                  11-12

                           KAYE KOTTS ASSOCIATES INC.
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                           Kaye Kotts Associates, Inc.
                                 Balance Sheets

                                                   September 30,    December 31,
                                                   -------------    ------------
                                                       1996             1995
                                                   -------------    ------------
                   Assets
Current Assets:
  Cash                                              $   35,366       $   18,642
  Short-term investments                             1,876,030             --
  Accounts receivable, net of allowance for
    doubtful accounts of $175,791 and
    $275,000 at September 30, 1996 and
    December 31, 1995 respectively                     918,635        1,131,206
  Prepaid expenses and other current assets            273,683          196,574
  Deferred offering costs                                 --            315,619
                                                    ----------       ----------
     Total Current Assets                            3,103,713        1,662,041
                                                    ----------       ----------
  Property and Equipment- Net of accumulated
    depreciation of $197,593 and $195,415 at
    September 30, 1996 and December 31, 1995
    respectively                                       243,392          159,041
Other Receivables (Note 5)                             191,550           18,443
Deferred Financing Costs                                  --             75,000
                                                    ----------       ----------
                                                    $3,538,656       $1,914,525
                                                    ==========       ==========
    Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable-trade                            $  176,902       $  217,773
  Accrued  payroll and payroll taxes                   143,121          273,466
  Loans payable                                        523,943        1,062,313
  Other accrued liabilities                            476,598          145,066
  Deferred revenues                                    524,184          226,979
                                                    ----------       ----------
     Total Current Liabilities                       1,844,748        1,925,597
                                                    ==========       ==========
Stockholders' Equity (Note 2) Common Stock,
$0.01 par value; 10,000,000 shares
authorized: 2,394,400 and 1,237,400 shares
issued and outstanding at September 30, 1996
and December 31, 1996, respectively                     23,944           12,374
Additional paid-in-capital - common stock            4,683,373          168,455
Retained earnings                                   (3,013,409)        (191,901)
                                                    ----------       ----------
                                                     1,693,908          (11,072)
                                                    ----------       ----------
                                                    $3,538,656       $1,914,525
                                                    ==========       ==========

                          Kaye, Kotts Associates, Inc.
                            Statements of Operations

                                                   Three Months                Nine Months
                                                ended September 30,         ended September 30,
                                            -------------------------   -------------------------
                                                1996          1995          1996          1995
                                            -----------   -----------   -----------   -----------
                                                    (Unaudited)                 (Unaudited)
Fee Income (Note 4)                         $   965,127   $ 1,511,181   $ 3,683,463   $ 4,264,601
Selling, General And Administrative
  Expenses                                    2,260,750     1,517,658     6,452,780     4,094,945
                                            -----------   -----------   -----------   -----------
Operating (Loss)/Income                      (1,295,623)       (6,477)   (2,769,317)      169,656
Interest (Income)/Expense, Net                  (28,621)       13,675       (43,643)       38,241
Amortization of Debt Discount                      --          35,923          --          88,000
Other Income                                     (3,745)      (16,964)
                                                                            (10,231)      (20,453)
                                            -----------   -----------   -----------   -----------
(Loss)/Income  Before Income Taxes
  And Extraordinary Item                     (1,263,257)      (45,844)   (2,708,710)       63,868
                                            -----------   -----------   -----------   -----------
Extraordinary Item:  Write Off
  of Deferred Finance
Charge and Unamortized Debt Discount
  Upon Repayment of Debt                           --            --         112,797          --
                                            -----------   -----------   -----------   -----------
(Loss)/Income Before Income Taxes            (1,263,257)      (45,844)   (2,821,507)       63,868
                                            -----------   -----------   -----------   -----------
Provision for Income Taxes                         --         (20,041)         --          23,844
Net (Loss)/Income                           ($1,263,257)  ($   25,803)  ($2,821,507)  $    40,024
                                            -----------   -----------   -----------   -----------
(Loss)/Income Per Common And Common
  Equivalent Share                          ($     0.53)  ($     0.02)  ($     1.31)  $      0.03
                                            ===========   ===========   ===========   ===========
Weighted Average Number Of Common
  And Common Equivalent Shares Outstanding    2,394,400     1,237,400     2,151,196     1,237,400
                                            ===========   ===========   ===========   ===========

                          Kaye, Kotts Associates, Inc.
                  Statement of Changes in Shareholders' Equity
                  For The Nine Months Ended September 30, 1996

                                                       Common Stock          Additional
                                                       ------------           Paid-in      Retained    Treasury
                                                   Shares        Amount       Capital      Earnings      Stock      Totals
                                                   ------        ------       -------      --------      -----      ------
Balance - December 31, 1995                       1,237,400   $    12,374   $   168,455   ($  191,902)    $0       (11,073)

Net (Loss) (Unaudited)                                                                     (2,821,507)          (2,821,507)
Issuance of common stock in Public Offering       1,150,000        11,500     5,163,500                          5,175,000
Issuance of common stock purchase warrants
  in Public Offering                                                            170,775                            170,775
Underwriter, Legal, and Consulting Fees                                        (297,018)                          (297,018)
Public Offering Costs                                                          (442,269)                          (442,269)
Expenses pertaining to issuance of common stock           0
  warrants                                            7,000            70       (80,070)                           (80,000)
                                                  ------------------------------------------------------------------------
Balance - September 30, 1996                      2,394,400   $    23,944   $ 4,683,373   ($3,013,409)    $0     1,693,908
                                                  ========================================================================

                           Kaye Kotts Associates, Inc.
                            Statements of Cash Flows

                                                           For the Three Months       For the Nine Months
                                                            Ended September 30,       Ended September 30,
                                                         -----------------------   -----------------------
                                                             1996        1995         1996          1995
                                                         -----------   ---------   -----------   ---------
                                                                (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/ Income                                       ($1,263,257)  ($ 25,803)  ($2,821,507)  $  40,024
                                                         -----------   ---------   -----------   ---------
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
     Depreciation                                             22,277     129,558        61,624     166,991
     Issuance of common shares for services provided               0       9,300         9,930       9,624
Changes in assets and liabilities:
       Decrease/(increase) in accounts receivable-trade       55,941     (93,675)      212,571    (542,034)
       (Increase)/decrease in prepaid assets                  10,662     (11,359)      (77,109)    (68,925)
       (Increase)/decrease in other current assets          (148,365)     (6,574)            0      (3,785)
       Increase/(decrease) in accounts payable-trade        (133,456)   (123,237)      (40,871)     36,039
       (Decrease)/increase in accrued expenses                12,936    (136,621)     (130,345)     47,789
       Increase/(decrease) in other accrued liabilities      112,893      10,593       331,532      38,988
       Increase/(Decrease) in other deferred revenues        356,301     (31,000)      297,205     (31,000)
       (Decrease) in deferred income taxes                      --        12,976          --        25,944
                                                         -----------   ---------   -----------   ---------
                     Total Adjustments                       289,189    (240,039)      664,538    (320,369)

Net Cash Provided/(Used) by Operating Activities            (974,068)   (265,842)   (2,156,970)   (280,345)
                                                         -----------   ---------   -----------   ---------
Cash Flows From Investing Activities:
  Capital expenditures                                       (36,861)     (3,024)     (125,144)    (22,921)
                                                         -----------   ---------   -----------   ---------
Cash Flows From Financing Activities
  Increase in restricted cash                                   --        25,000        25,000
  Payments on loans payable                                     --           (56)   (1,077,578)     (7,000)
  Proceeds from loans payable                                   --       404,055       499,943     543,055
  Issuance of common stock and warrants
    net of $288,436 of expenses                                 --          --       5,057,339        --
  Proceeds from issuance of warrants                            --       100,000       100,000
  Increase in deferred offering costs                           --      (176,920)         --      (274,576)
  Printing of Prospectus                                     (90,000)    (90,000)
  Repayment of legal fees                                     (9,930)     (9,930)
  Payments on capital equipment leases                       (31,800)    (31,800)
                                                         -----------   ---------   -----------   ---------
Net Cash Provided By Financing Activities                   (131,730)    352,079     4,347,974     386,479
                                                         -----------   ---------   -----------   ---------
Net Increase/(Decrease) In Cash                           (1,142,659)     83,213     2,065,861      83,213

Cash At Beginning Of Period                                2,944,510      32,634        18,642      32,634
                                                         -----------   ---------   -----------   ---------
Cash  And Short Term Investments At End of Period        $ 1,801,851   $ 115,847   $ 2,084,503   $ 115,847
                                                         ===========   =========   ===========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest                 $    14,056   $   6,316   $    44,779   $   6,316
                                                         ===========   =========   ===========   =========
Issuance of warrants in connection with debt financing          --        36,000          --        36,000
                                                         ===========   =========   ===========   =========

                           KAYE KOTTS ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

1.   LITIGATION

     On November 22, 1995, the Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs alleged wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. There is an agreement in principle to settle this lawsuit for a payment by the Company of $50,000.

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

3.   INTERNAL REVENUE SERVICE INVESTIGATION

     In April 1996 the Internal Revenue Service subpoenaed certain of the Company's records as part of an investigation concerning the related activities of three employees one of whom has been terminated and two of whom have been suspended pending the results of the investigation. The Government's attorney has indicated to the Company's counsel that no substantial evidence exists linking the Company and its officers to these activities; however, since these activities involved Company employees, the Company and its officers' conduct are within the scope of the investigation. In the opinion of management, the conduct of these employees, who are allegedly engaged in these activities, is neither condoned nor encouraged by the Company, nor overtly displayed by other employees. Direct legal and other expenses of approximately $261,000 were incurred through September 30, 1996 in connection with this investigation.

4.   REVENUE RECOGNITION

     The company recognizes revenues as income as services are performed. Upon review of current operations the company has changed its estimate of the period over which revenues should be recognized resulting in an increase in deferred revenue of approximately $375,000.

5.   OTHER RECEIVABLES

     Other receivables consists of a loan to the President of the Company which will be repaid over a three year period.

6.   BANK BORROWINGS

     In April 1996, the Company borrowed $500,000 under a line of credit with a lending institution. Interest is payable on the loan at 1% over the prime rate. The loan is secured by the Company's short term investments.

                  COMPARISON OF THE THREE MONTHS PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

     For the three month period ended September 30, 1996, the Company had a loss before income taxes and extraordinary item of ($1,263,257) compared with a loss of ($45,844) during the same period in 1995. The increase in the loss of ($1,217,413) resulted primarily from staffing, facility and marketing costs incurred in order to build the organization required to support an anticipated increase in sales and the Company's planned national expansion, increases in marketing and sales promotion expenditures, costs associated with the consolidation of branch offices in California, an increase in the provision for doubtful accounts, and a change in the estimate of the period over which revenues are recognized. The national expansion has been temporarily deferred while the company consolidates its California operations. The loss was also increased by approximately $118,000 of costs related to the Internal Revenue Service investigation and litigation related to matters described in the Notes to Financial Statements. The Company had a net loss of ($1,263,257) for the 1996 period compared with a net loss of ($25,803) for the three months ended September 30, 1996. The 1996 loss was ($0.53) per share compared with a loss of ($0.02) per share for the three months ended September 30, 1995.

FEE INCOME.

     During the three months ended September 30, 1996, the Company had $965,127 in fee income compared with $1,511,181 for the same period in 1995, reflecting a decrease of $546,054 or approximately 36%. The decrease in fees resulted primarily from a change in the estimate of the period over which revenues should be recognized resulting in an increase in deferred revenue of approximately $375,000. Fees were also adversely affected by the shift in personnel and office locations resulting from the Internal Revenue Service investigation described in Notes to Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating costs increased by $743,092 to $2,260,750 for the three months ended September 30,1996, or approximately 49% from $1,517,658 in 1995. The increase results from the costs involved in building the organization and infrastructure necessary to support the Company's planned growth. Of this increase, $126,497 or approximately 17% of the increase was concentrated in staffing and employee benefits, which grew from $946,730 in 1995 to $1,073,227 in 1996 resulting from an increase in the Company's staffing levels to increase management personnel and quality control to support the Company's planned expansion.

     Facility costs grew by $18,218 for the three months ended September 30, 1996, from $203,861 in 1995 to $222,079 in 1996. Rent and related expenses increased by $14,571 from $131,829 in 1995 to $146,400 in 1996.

     Marketing, and promotional expense increased for the three months ended September 30, 1996, by $72,317 from $176,755 for 1995 to $249,072 for 1996, primarily resulting from the cost of market research, developing and testing new media and direct mail advertisements, and providing media exposure for the Texas office which was opened in October, 1996.

     The provision for doubtful accounts and cancellations increased by $105,822 for the three months ended September 30, 1996 from $166,833 in 1995 to $272,655 in 1996.

     Professional fees and legal settlements increased to $193,351 from $11,748 in 1995 primarily resulting from the litigation, the settlement of said litigation, and the Internal Revenue Service investigation described in the Notes To Financial Statements, and the cost of compliance with Securities and Exchange Commission requirements for public companies.

     COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

     For the nine month period ended September 30, 1996, the Company had a loss before income taxes and extraordinary items of approximately ($2,708,711) compared with operating income of $63,868, in the 1995 period. The increase in the loss of ($2,772,579), resulted primarily from staffing, facility and marketing costs incurred in order to build the organization required to support an anticipated increase in sales and the Company's planned national expansion, increases in marketing and sales promotion expenditures, costs for the Company's new media and direct mail advertising program, costs associated with the consolidation of branch offices in California, an increase in the provision for doubtful accounts, and a change in the estimate of the period over which revenues are recognized. The national expansion has been temporarily deferred while the company consolidates its California operations. The loss was also increased by approximately $498,000 of costs related to the Internal Revenue Service investigation and litigation described in Notes to Financial Statements. The Company had a net loss of ($2,821,508), for the 1996 period compared with net income of $40,024, for the nine months ended September 30, 1996. The 1996 loss was ($1.31) per share compared with income of $0.03 per share for the nine months ended September 30, 1995. The net loss for 1996 includes an extraordinary charge of $112,797 for the write-off of deferred financing charges and unamortized debt discount.

FEE INCOME:

     During the nine months ended September 30, 1996, the Company had $3,683,463 in fee income compared with $4,264,601 for the 1995 period, reflecting a decrease of $581,138 or approximately 13.6%. The decrease in revenue resulted primarily from a change in the estimate of the period over which revenue should be recognized resulting in a charge to income of $375,000. Fees were also adversely affected by the shift in personnel and office locations resulting from the Internal Revenue Service investigation described in Notes to Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating costs increased by $2,357,835 to $6,452,780 for the nine months ended September 30, 1996, or approximately 58% from $4,094,945 in 1995. The increase results from the costs involved in building the organization and infrastructure necessary to support the company's planned growth. Of this increase, $645,312 or approximately 27% of the increase is concentrated in staffing and employee benefits, which grew from $2,632,695 in 1995 to $3,276,007 in 1996, resulting from the opening of four new sales offices, and one new full service office, as well as an increase in the Company's management staffing levels to increase management personnel and quality control for the Company's planned expansion.

     Facility costs grew by $97,764 for the nine months ending September 30, 1996, from $517,012 in 1995 to $614,776 in 1996. Rent and related expenses increased by $92,203 from $407,547 in 1995 to $499,750 in 1996.

     Marketing, and promotional expense increased for the nine months ending September 30, 1996, by $253,456 from $584,782 for 1995 to $838,238 for 1996, primarily resulting from the cost of supporting new offices and developing and testing a new media and direct mail advertising program for Texas the office which was opened in October, 1996. . The provision for doubtful accounts and cancellations increased by $299,111 for the nine months ended September 30, 1996 from $307,506 in 1995 to $606,617 in 1996.

     Professional fees increased to $589,514 from $47,068 in 1995 primarily resulting from the litigation and Internal Revenue Service investigation described in the Notes to Financial Statements, and the cost of compliance with Securities and Exchange Commission requirements for public companies.

CERTAIN BALANCE SHEET DATA

     Net accounts receivable declined by $212,571 or approximately 23% from December 31, 1995, to $918,635 at September 30, 1996. This amount represented approximately 26% of the Company's total assets at September 30, 1996, and approximately 28% of its current assets. The allowance for doubtful accounts was charged with provisions of $606,617 and $307,506 for 1996 and 1995, respectively. The Company reviews the provisions for uncollectible accounts quarterly, and adjusts the provision based on actual write-offs and aging analyses.

     The Company's typical client is in financial difficulty at the outset of the Company's engagement. Under these circumstances, the Company usually arranges extended payment terms ranging up to nine months in length. As a safeguard, a substantial down payment of approximately 35% of the Company's total fee from the client is required. Finally, it is the Company's policy to obtain post dated checks for the balance of the Company's fee. During the nine months ended September 30, 1996, approximately $379,000 or (13%) of the Company's cash receipts, other than, initial payments did not come from post dated checks.

     At September 30, 1996, accounts receivable greater than 90 days old stood at $93,149 which sum included $50,036 in accounts receivable greater than 120 days old. Accounts receivable greater than 90 and 120 days old represented approximately 9% and 5% respectively, of total accounts receivable at September 30, 1996.

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

     Based upon the preceding paragraph, management believes that trade accounts receivable as stated at $918,635 are collectible in the normal course of business.

     Management expects its investment in client accounts receivable to remain consistent or increase in proportion to the Company's growth. Trade accounts payable, accrued expenses and other accrued liabilities increased by $160,317 from $636,304 at December 31, 1995 to $796,621 at September 30, 1996. The
increase results primarily from capitalized equipment leases of $123,192.

     Loans payable decreased from $1,062,313 at December 31, 1995, to $523,943 at September 30, 1996. This decrease of $538,370 resulted from the use of some of the proceeds from the Company's public offering of Common Stock and Warrants in February 1996 to repay loans. Additionally, the Company established a Credit Line of $500,000 with a local bank and has used the entire amount at September 30, 1996.

     The Company completed an Initial Public Offering on February 22, 1996, selling a total of 1,150,000 shares of common stock for $5.00 per share, and 1,265,000 Class A Redeemable Warrants (the "Warrants") at $.15 per warrant. The warrants entitle the holder to purchase one share of common stock at $6.00 per share through February 22, 2001. Warrants are redeemable by the Company commencing one year after issuance, on not less than 30 days written notice, at a price of $.08 per warrant, at any time the average closing bid price of common stock exceeds $10.00 per share for thirty consecutive business days. Consent of the underwriters is also needed to redeem the warrants for up to eighteen months after the completion of the initial public offering. The net proceeds of the offering amounting to $5,048,757 was credited to common stock and paid in capital. In addition, $532,269 of expenses related to the offering were charged to paid-in capital.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On November 22, 1995, the Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs alleged wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. There is an agreement in principle to settle this lawsuit for a payment by the Company of $50,000.

     In April 1996 the Internal Revenue Service subpoenaed certain of the Company's records as part of an investigation concerning the related activities of three employees one of whom has been terminated and two of whom have been suspended pending the results of the investigation. The Government's attorney has indicated to the Company's counsel that no substantial evidence exists linking the Company and its officers to these activities; however, since these activities involved Company employees, the Company and its officers' conduct are within the scope of the investigation. In the opinion of management, the conduct of these employees, who are allegedly engaged in these activities, is neither condoned nor encouraged by the Company, nor overtly displayed by other employees. Direct legal and other expenses of approximately $261,000 were incurred through September 30, 1996 in connection with this investigation.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable
(b) Not applicable
(c) Exhibit 27

                            KAYE KOTTS ASSOCIATES INC

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KAYE KOTTS ASSOCIATES INC.


November 12, 1996                      By: /s/ David Kaye
                                           ---------------------------
                                               David Kaye
                                               Chief Executive Officer
                                               President
                                               Treasurer





November 12, 1996                      By: /s/  /s/ Arnold Levitt
                                           ---------------------------
                                               Arnold Levitt
                                               Chief Financial Officer
                                               Assistant Treasurer