Form 10KSB40
period 1996-12-31
KAYE KOTTS ASSOCIATES INC
filed 1997-04-15
CIK 929528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996
                        Commission file number: 001-14190

                           Kaye Kotts Associates Inc.
                        -------------------------------
            (Name of small business issuer specified in its charter)

           Delaware                                             95-4248310
         -----------                                          ---------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation of organization)                            Identification No.)


                 15490 Ventura Boulevard, Sherman Oaks, CA 91403
          (Address of principal executive offices, including zip code)

                                  818-382-6300
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $ .01 par value per share
                     ---------------------------------------
                                (Title of Class)

 Check whether the issuer: (i) filed all reports required to be filed by Section
      13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements
                       for the past 90 days. Yes  X     No
                                                 ---       ---

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
          Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended December 31, 1996 were $4,549,842.

  The number of shares outstanding of the issuer's common stock as of December 31, 1996 was 2,398,900 shares. The aggregate market value of the common stock (1,375,858 shares) held by non-affiliates, based on the average of the bid and asked prices ($.50) of the common stock as of April 1, 1997 was $ 687,929.
   Transactional Small Business Disclosure Format (Check one): Yes     No  X
                                                                  ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Room 1400, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2411, and copies of such materials can be obtained from the Public Reference Section at prescribed rates. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

        Kaye Kotts Associates Inc. (the "Company") was organized in 1989 to provide representation for delinquent taxpayers residing in Southern California, before the collection divisions of the Internal Revenue Service "IRS" or the State of California. These delinquent taxpayers owe income taxes and/or payroll taxes and may be subject to enforced collection activities by taxing authorities. The Company is not retained to challenge the amounts owed but rather to facilitate an acceptable payment arrangement which usually concludes in an Offer-In-Compromise or Installment Agreement. An Offer-In-Compromise constitutes a complete resolution of a taxpayer's liability for an amount less than 100%. An Installment Agreement constitutes an agreement to pay an amount due over a period of time, usually not exceeding three years.

        The original focus of the Company was to provide its services to a small number of clients against whom Federal or state tax liens had been filed. In 1992, the Company expanded its market base by advertising in print media and reaching a greater number of delinquent taxpayers than those that had tax liens filed against them. This approach changed the character of the business from a small boutique operation directing its services to a small number of consulting clients to a higher volume mass marketing business. The Company's competition is still principally from sole practitioners, accountants and attorneys, and small firms who are unable to benefit from the economies of scale flowing from a volume oriented business. In 1990, the Company serviced approximately 175 delinquent taxpayers with one office. As of December 31, 1996, the Company serviced approximately 1200 delinquent taxpayers. It currently has four fully staffed regional service centers and seven satellite sales offices located in California and Texas, and has its executive offices located in Los Angeles, California.

THE COMPANY'S SERVICES

        Although each taxpayer's situation is unique and requires personal attention, the Company seeks to categorize the service needs of its clients so that cases can be handled in as efficient a manner as possible. Taxpayers need short-term relief and a long term solution.

        Short-term relief strategies include wage and bank levy releases and voluntary payment strategies to "buy time," show good faith and provide the information required by the IRS. Each taxpayer grants a Power of Attorney to the Company to designate the Company as its representative, so that during the entire process, the taxpayer need not communicate directly with tax collection officers.

        Long-term solutions include Offers-In-Compromise, Installment Agreements, sales of assets, refinancing of loans, possible bankruptcy planning, penalty abatements or combinations of the foregoing.

        Services provided to the Company's clients include the preparation of financial information forms in a manner acceptable to the IRS and other taxing authorities, strategy discussions and financial planning necessary to implement the recommended solution. The servicing of clients is a dynamic process which includes both knowledge of the taxing authorities requirements and the client's rights, and providing a degree of comfort and security to people who are experiencing a high degree of stress.

        OFFERS-IN-COMPROMISE. Prior to February, 1992, the IRS insisted upon substantially full collection from delinquent taxpayers. In February of 1992 the IRS issued a policy statement providing for the acceptance of an Offer-In-Compromise when it is unlikely that the tax liabilities can be collected in full and the amount collected reasonably reflects collection potential. In practice, the Company has found that this means that if a taxpayer cannot pay a tax bill within five years by installment payments and/or by selling or refinancing assets, with certain exemptions, then the taxpayer may offer a reduced amount to be paid from funds borrowed or received as a gift. For a majority of the Company's clients this has been the solution used to address their tax problems.

        The Company's experience has been that, with proper and detailed financial information provided by the taxpayer and a carefully prepared submission, a taxpayer is likely to have a reasonable Offer-In-Compromise accepted with a substantial savings to the taxpayer. This provides the IRS with a mechanism to resolve the delinquency, collect what the IRS may consider to be a reasonable sum, close the IRS's case and allow the taxpayer to continue his life or business without the constant concern of awaiting the IRS garnishing income and/or seizing assets.

        Currently, within the geographic area in which the Company operates, it takes approximately a year for the IRS to complete the processing and investigation cycle of an Offer-In-Compromise. During the year ended December 31, 1996, the Company submitted 685 new cases for resolution of collection matters, had 750 Offer-in-Compromise submissions accepted, and 243 Offer-in-Compromise submissions rejected.

        Prior to October 1996, clients were asked to sign a Full Service Agreement retaining the Company to analyze the clients' tax problem and implement a solution. In October of 1996, the Company introduced a program under which the client could elect to retain the Company's services in separate phases. Phase 1 is an analysis to determine a proposed solution to the taxpayers' problem. The client is then given the option to move on to Phase II wherein the Company will submit and negotiate the solution with the taxing authority. The Company also performs special services, such as penalty abatement, levy releases, statute of limitations analyses, and IRS appeals.

THE MARKET FOR THE COMPANY'S SERVICES

        The Collection powers of the IRS are formidable, and it is those powers which the Company believes create a demand for its services. Unlike ordinary debtor-creditor relationships, IRS liens do not attach to specific property, but to all property and rights to property of a taxpayer. An IRS lien even applies to property acquired by the taxpayer after a tax assessment. There is no final judgment needed to perfect an IRS lien against other creditors and the seizure and sale of property is accomplished without "pre-seizure" hearings.

        The Company believes it benefits from the facts that the number of taxpayers with unpaid taxes is substantial, and the need to settle those debts timely is a pressing need both for the United States government and the delinquent taxpayers.

        At December 31, 1996, the Company had approximately 1200 clients in California and Texas. The Company believes it has sold its services to only a small fraction of the national marketplace. Relating this exclusively to the California and Texas districts currently being serviced, the Company believes it has sold its services to only a small portion of the California and Texas markets. In addition, the Company offers its services to "non-filers". The IRS claims that there are 6 to 10 million potential taxpayers who do not file income tax returns and that this "non-filer" problem results in $7 billion in lost revenues each year. The IRS does not usually prosecute "non-filers" who come forward voluntarily before a criminal investigation is commenced. It is the Company's opinion that many of these "non-filers" would best be served by seeking advice from the Company or another tax consultant, prior to presenting themselves to the IRS, in order that proper tax planning and strategy can be accomplished prior to the filing of delinquent tax returns.

        The IRS puts a high priority on the collection of delinquent payroll taxes, as these taxes were to be held in "trust" for the benefit of the U.S. government, but instead were used by enterprises for other purposes. Business owners who are operating as either partnerships or sole proprietorships and who fail to pay over these employment taxes, are personally liable for the full amount of these taxes including penalties and interest. If a corporation fails to pay its payroll taxes, then the IRS can go beyond the corporate entity and assess, against those persons it deems to be responsible and willful, the Trust Fund Recovery Penalty which is the amount of the withheld income and social security taxes.

        The Company's present market includes California taxpayers owing state income and payroll taxes, which are collected in a similar manner to the IRS. Based upon the Company's experiences in California, employers who divert payroll tax funds to other business uses are subject to criminal prosecution and in the last few years the state has been aggressively applying that law against individual business managers and owners.

MARKETING

        The Company solicits its business through advertisements in the media (primarily newspapers) and through word-of- mouth referrals from clients, friends, relatives, employers and other professionals. The advertisements target delinquent taxpayers, and provide a toll free number through which the caller reaches an operator. The operator schedules the prospective client to meet one of the Company's Tax Delinquency Analysts (TDA) for a small fee (currently $50). The TDA explains the Company's services and tries to identify a possible solution to the prospect's tax delinquency problem which can be implemented by the Company's professional staff.

        The Company employs an advertising agency for the creation and placement of its print advertisements. Other clients come from, referrals from attorneys and other professionals, such as financial advisors and accountants, referrals from clients and former clients, and general word of mouth.

COMPETITION

        The Company currently confines its activities to providing tax consultation services to those taxpayers in contact with the IRS's Collection Division and/or similar authorities in California. The Company encounters competition from attorneys, accountants and "Enrolled Agents." "Enrolled Agents" are persons allowed to practice before the IRS without being an attorney or a certified public accountant, based upon an IRS examination or qualifying years of employment with the IRS. Most of these competitors, however, do not devote almost all of their time and energy to the business of negotiating payment plans for delinquent taxpayers, as does the Company. To date, the Company has encountered only minimal competition from these sources. There are, however, other companies who advertise that they provide services similar to those provided by the Company. Based on interviews with its clients and its awareness of the marketplace, management of the Company believes that there are no other companies engaging in the same business as that of the Company on the same scale, but no assurance can be given to that effect. The Company competes on the basis of fee structure, and its specialty of providing advice and assistance solely to taxpayers in contact with the IRS's Collection Division or similar California authorities.

REGULATION

        The IRS's Regulations, specifically Section 31 of the Code of Federal Regulations, Part 10.30, imposes substantial limitations on mail solicitation and substantially prohibits telephonic solicitation of taxpayers who are in contact with the IRS. That Regulation further requires that any mailing "shall be clearly marked as such in capital letters on the envelope and at the top of the first page of such mailings." That Regulation further prohibits any "individual eligible to practice before the IRS from making directly or indirectly, an uninvited solicitation of employment, in matters relating to the IRS." Solicitation includes but is not limited to, in person contacts and telephone communications.

        The Company's past solicitations could be deemed to be in violation of that Regulation, since prior mail solicitations may not have been clearly marked as required by the Regulation and telephonic solicitations were made. As a result, the Company's personnel who appear before the IRS could be subjected to disciplinary proceedings, which may result in their suspension or disbarment before the IRS and may subject the Company to inquiries resulting in substantial expense to the Company. In January, 1995, the Company changed its mail solicitation practices to comply with the Regulation. In October, 1995, the Company ceased telephone solicitation of taxpayers.

        The foregoing Regulation permits print and broadcast advertising with certain restrictions. Based upon the text of the Regulation, which is summarized above, the Company believes that its current advertising complies with the IRS's print and broadcast advertising restrictions but it has not obtained an opinion of counsel to that effect.

ANCILLARY SERVICE

        The Company has engaged the services of local accountants and enrolled agents to prepare tax returns for its clients as an accommodation to its clients and others who may seek tax preparation services. The Company derives only nominal revenue from this tax preparation service.

EMPLOYEES

        At April 4, 1997, the Company had 59 employees, including 4 executive employees, 31 devoted to client services, 14 in sales, and 10 administrative . Of the 30 devoted to client services, 7 are either enrolled agents (6) or attorneys (1) there are no certified public accountants employed by the Company who are devoted to client services. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

                                  RISK FACTORS

        There is a limited public market for the Company's Common Stock. Persons who may own or intend to purchase shares of Common Stock in any market where the Common Stock may trade should consider the following risk factors, together with other information contained elsewhere in the Company's reports, and other available public information, as filed with the Securities and Exchange Commission, prior to purchasing shares of the Common Stock:

        IMPAIRED FINANCIAL CONDITION. The Company incurred losses of approximately $4.2 million during the year ended December 31, 1996. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the restructuring of a business. As of March 31, 1997 the revenues generated from the Company's operations are not adequate to meet the Company's operating expenses. There can be no assurances that the Company will ever achieve profitable operations or that revenues will be adequate to meet the Company's ongoing operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        NEED FOR ADDITIONAL CAPITAL. The Company's successful transition to profitable operations is dependent upon obtaining adequate financing to fund current operations and to develop and maintain a market share in an industry which is new and uncertain. In the event the Company fails to raise additional funds, and fails to generate adequate revenues from operations, the Company may be unable to continue operations. There can be no assurances that any sources of financing will be available from existing stockholders or external sources on terms favorable to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing, may be senior to the Company's Common Stock or result in significant dilution to the holders of the Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        QUALIFIED FINANCIAL STATEMENTS. The Company's auditors have included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets and its ability to continue as a going concern are dependent upon obtaining adequate financing . There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations. The accompanying Financial Statements do not include any adjustments relating to the recoverability and classification, of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        INTERNAL REVENUE SERVICE CRIMINAL INVESTIGATIONS DIVISION (CID) INVESTIGATION. In April, 1996, a former employee of the Company was accused of violating the law in connection with negotiations with the IRS. The employee, who was not an executive officer, director or principal stockholder of the Company, pled guilty to one felony count charging the employee with a violation of 26 U. S. C. 7212, a statute proscribing the corrupt obstruction or impeding of the due administration of the Internal Revenue laws. He received probation.

        On March 13, 1997, the Company's counsel was advised that the U. S. Attorney had requested authorization from the Tax Division of the Justice Department to file criminal tax charges against the Company, allegedly arising out of the Company's representation of taxpayers in collection matters before the IRS. Management is unaware of the nature of any charges, other than liability for the conduct of its former employee, that may be filed or the potential liability of the Company which may arise therefrom. See "Legal Proceedings" Internal Revenue Service Investigations.

        LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for Common Equity and Related Stockholder Matters".

        LISTING OF THE COMPANY'S COMMON STOCK ON THE NASDAQ SMALL-CAP MARKET. On December 2, 1996, NASDAQ informed the Company that the Company did not meet all the requirements for continued listing on the NASDAQ Small-Cap Market, specifically that the Common Stock did not maintain a closing inside bid price of at least $1.00 for ten consecutive trade dates prior to the NASDAQ letter to the Company. To be eligible for continued listing, the Company's Common Stock must maintain a minimum bid price of $1.00 or, as an alternative if the bid price is less than $1.00, maintain capital and surplus of $1,000,000 and a market value of the public float of $1,000,000. The Company does not meet either of the latter alternatives at this time. The Company was given 90 days to bring itself into compliance. On February. 28, 1997, the Company submitted a plan, which management believed may be sufficient to continue the Company's listing, although no assurance can be given to that effect. NASDAQ has not yet replied to the Company's proposed plan. Changed circumstances require that the Company amend the plan submitted. If the Company's plan, as amended, is not accepted and if the Company is otherwise unable to meet the technical listing requirements, then NASDAQ may delist the Company, with the consequence that holders of the Company's Common Stock will find it more difficult to dispose of, or even obtain quotations on the Company's Common Stock.

        RISKS OF LOW-PRICED SECURITIES. The Company's Common Stock is currently listed for trading in the NASDAQ small cap market and on the Boston Stock Exchange. If the Common Stock were to be suspended or delisted from the NASDAQ System and the Boston Stock Exchange, the Common Stock would become subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stocks" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stocks" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company becomes subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities.

        LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock as of March 31, 1997 and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business.

        SHARES ELIGIBLE FOR FUTURE SALE: ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 1,150,000 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 1,293,400 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Articles of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock.

               GOVERNMENT TAX POLICIES; CHANGES MAY RESULT IN ELIMINATION OF COMPANY'S BUSINESS. The Company's present services are based upon current tax policies of the IRS which encourage and provide inducements for taxpayers to settle tax liabilities. These policies do not have the force of law or regulation. In the event of a change in the current IRS policies, the Company's current services could be eliminated or curtailed and the entire business of the Company would cease. There can be no assurance that current tax laws, regulations and policies will remain in effect for any period of time. See "Description of Business "The Company's Services."

        LAWS PROHIBITING CERTAIN ACTIVITIES BY UNLICENSED PERSONS. The practices of law and accounting are subject to extensive state and local laws, rules and regulations prohibiting their practice by persons not licensed to practice in those respective fields, prohibiting the unlawful rebate or division of fees and controlling the manner in which prospective clients may be solicited. The Company has not received an opinion of counsel or any regulatory authority that the Company is not in violation of any such laws, rules or regulations. In the event that it is determined that any such laws, rules or regulations prohibit or require the Company to alter its business conduct, its current operations will be materially adversely affected and may be curtailed or eliminated. Additionally, it is possible that in certain states the proposed activities of the Company will not be permissible on terms acceptable to the Company, in which case the Company will not be able to do business in such states. Furthermore, the Company's operations in a state may be challenged subsequent to the commencement of its activity in that state. In such an event, the Company's business operations could be materially and adversely impacted.

ITEM 2.        DESCRIPTION OF PROPERTIES.

        The following table lists the location and general character of each of the Company's locations as of March 31, 1997.

             REGIONAL OFFICES
                                                                                                         Approximate
               Address              Approximate Gross Square Feet       Approximate Date of Opening      Lease Expiration Date
               -------              -----------------------------       ---------------------------      ---------------------
-------------------------------------------------------------------------------------------------------------------------------
15456 Ventura Boulevard
Sherman Oaks, CA 91403
Tel. No. (818) 789-6516                       1,969                            September 1996                 June 2001

1650 Iowa Ave. Ste #280
Riverside, CA 92507
Tel. No. (909) 320-1380                       2,074                            August 1993                    Month to Month

3550 Watt Avenue
Sacramento, CA 95821
Tel. No. (916) 979-7040                         951                            August 1994                    June 1997

12001 N Central Expressway #850
Dallas TX 75243
Tel No. (972) 308-8445                        2,164                            September 1997                 September 2002

Corporate Offices
15490 Ventura Blvd.
Sherman Oaks Ca 91403                         7,500                            January 1990                   December 1998
Tel No. (818) 382-6300

          The above locations are used on a full-time basis. The Company also has 7 sales offices that are used on a part-time basis principally for sales and client meetings.

ITEM 3.        LEGAL PROCEEDINGS.

        CLARK NISS LITIGATION. On or about December 4, 1996, Clark E Niss, as Trustee of the Clark E. Niss Revocable Trust, filed suit against the Company and David Kaye in Los Angeles County, California, Superior Court (Case No. BC 161947). The complaint claims violation of California Corporations Code Section 25401 (misrepresentation of material facts in connection with the offer or sale of a security), breach of fiduciary duties and violation of California Business and Professions Code Sections 17200 et seq. (unfair business practices).

        The claims relate to alleged misrepresentations and nondisclosures in the Company's public offering in early 1996 and seeks, alternatively, rescission of the plaintiff's purchase of warrants and restitution of the purchase price of $37,500 together with pre-judgment interest thereon at 10% per annum, costs of suit and such further relief as the court deems just and proper. The Company and Mr. Kaye have filed an Answer denying liability and raising affirmative defenses. The Company believes it has valid defenses and intends to vigorously defend the claim.

        INTERNAL REVENUE SERVICE CRIMINAL INVESTIGATIONS DIVISION (CID) INVESTIGATION. In April, 1996, a former employee of the Company was accused of violating the law in connection with negotiations with the IRS. The employee, who was not an executive officer, director or principal stockholder of the Company, pled guilty to one felony count charging the employee with a violation of 26 U. S. C. 7212, a statute proscribing the corrupt obstruction or impeding of the due administration of the Internal Revenue laws. He received probation.

        On March 13, 1997, the Company's counsel was advised that the U. S. Attorney had requested authorization from the Tax Division of the Justice Department to file criminal tax charges against the Company, allegedly arising out of the Company's representation of taxpayers in collection matters before the IRS. Management is unaware of the nature of any charges, other than liability for the conduct of its former employee, that may be filed or the potential liability of the Company which may arise therefrom.

        WRONGFUL DISCHARGE LITIGATION. On November 22, 1995, The Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs alleged wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. The lawsuit was settled in January 1997 for $49,000 paid by the Company.

        PEASE LITIGATION. On September 16, 1996, the Company and other defendants, not affiliated with the Company were served with a lawsuit, alleging breach of contract and exercise of due care in connection with negotiation by the Company for an Offer-In-Compromise. Pursuant to the written retainer agreement between the Company and the plaintiff in February, 1997, the Company filed a demand for arbitration with the American Arbitration Association. Pending that arbitration, the Court has stayed the Superior Court action. Management of the Company believes that there are valid defenses to this action and intends to defend this lawsuit vigorously.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        As of March 31, 1997, the authorized capital stock of the Company consisted of 10,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 1,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"). The Company has issued and outstanding Redeemable Class A Warrants to purchase 2,515,000 shares of Common Stock and Redeemable Class B Warrants to purchase 105,000 shares of Common Stock.

        The Class A Warrants are exercisable until February 22, 2001. The Class B Warrants are exercisable until February 22, 1999.

        The Class A Warrants are exercisable, at a price of $6.00 per share, and are redeemable by the Company commencing one year after issuance, on not less than 30 days' written notice, at a price of $ .08 per warrant, at any time after the market price (as defined below) of the Common Stock shall have exceeded $10.00 per share. For these purposes, the market price shall mean (i) the average of the closing bid prices for the 30 consecutive business days, ending within 15 days of the date of the notice of redemption of the Common Stock, as reported by the NASDAQ or (ii) the last reported sale price, for 30 consecutive business days, ending within 15 days of the date of the notice of redemption, on the primary exchange on which the Common Stock is traded, if the Common Stock is traded on a national securities exchange or the national market system of NASDAQ. All of the outstanding Class A Warrants must be redeemed if any are redeemed. The Company has agreed with the Underwriters not to redeem the Class A Warrants until August 22, 1997, 18 months from the date of the Prospectus, without the consent of the Underwriters.

        The Company must have a currently effective registration statement on file with the Commission in order for a Class A Warrant holder to be able to exercise his Class A Warrants. The Warrant Agreement requires the Company to endeavor to maintain a registration statement current and effective for such purposes. The Company does not have an effective registration statement at April 10, 1997.

        The Class B Warrants are exercisable, at a price of $7.50 per share, and are subject to redemption by the Company, in whole or in part, on not less than 30 days' written notice, at a price of $.05 per Class B Warrant, at any time after the closing bid price (as defined therein) of the Company's Common Stock for ten consecutive business days, ending within five days of the date notice of redemption is given, averages in excess of $8.00 per share as reported by NASDAQ. The Company must have a currently effective registration statement on file with the Commission in order for a Class B Warrant holder to be able to exercise his Class B Warrants. The Company will endeavor to maintain such registration statement current and effective.

                              STOCK PRICE LIST

                                     Bid Prices               Asked Prices
                                     ----------               ------------
Year Ended December 31, 1996         High        Low          High       Low
                                     -----       ---          ----       ---


   1st Quarter                   $    8.38      7.75     $    9.50      8.50
                                 --------------------    --------------------
   2nd Quarter                        8.75      5.75          9.25      6.50
                                 --------------------    --------------------
   3rd Quarter                        5.75      1.88          6.72      2.47
                                 --------------------    --------------------
   4th Quarter                        2.25      0.63          2.50      1.13
                                 --------------------    --------------------

1997 Through April 9
(Closing Price)                  $    0.50               $    0.75
                                 --------------------    --------------------

                          SUMMARY FINANCIAL INFORMATION

        The summary financial information as of December 31, 1996 and 1995 and for the years then ended are derived from the financial statements of the Company which have been audited by Feldman Radin & Co., P.C., independent public accountants, whose report thereon is included elsewhere in this Annual Report along with such financial statements.

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company appearing elsewhere in this Annual Report.


                                                   Years Ended December 31,
                                               -------------------------------

                                                   1996             1995
                                               --------------   --------------
OPERATING RESULTS
Fee Income                                      $ 4,549,842    $ 6,014,867
Costs and Expenses
                                                  8,626,321      6,068,164
Operating (Loss)                                 (4,076,480)       (53,297)
(Loss) Before Income Taxes                       (4,061,523)      (186,063)

Provision for Income Taxes                             --           (9,442)

Net (Loss)                                       (4,174,320)      (176,621)

Net (Loss) per Common Share                     $     (1.87)   $     (0.14)

Weighted Average Number of Shares Outstanding     2,228,292      1,237,400

BALANCE SHEET DATA

Working Capital (Deficit)                          (374,528)      (263,556)

Total Assets                                      2,588,802      1,914,525

Total Liabilities                                 2,238,706      1,925,597

Stockholders' Equity                                350,096        (11,072)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on form 10KSB.

        In February 1996, the Company raised $4,500,000, net of expenses, in a public offering the proceeds of which were intended to be used for expansion and related marketing expenditures. During the year operations were expanded and additional amounts were spent for staffing, marketing and facilities. However, in spite of these efforts, sales revenues declined. This decline in revenues was due primarily to a change in IRS policy defining "allowable expense" and the IRS investigation described in "Fee Income" below. As a result of the lack of sales growth, late in the fiscal year the Company reversed the expansion and began to close offices. Further, the Internal Revenue Service investigation and other litigation adversely affected the Company's operations. The result of these events was a substantial loss for the year. On March 31, 1997 the Company had cash and marketable securities of approximately $690,000 with a $500,000 bank loan collateralized by such securities. During the three months ended March 31, 1997 the Company had continued losses from operations. The Company's ability to continue as a going concern is dependent upon attaining profitable operations and obtaining adequate financing.

        The Company initiated a cost reduction program during the third quarter of 1996 which resulted in a reduction of the member of employees from 108 on June 30, 1996 to 59 on April 4, 1997. Annualized payroll and fringe costs have decreased from $4.1 million in June 1996 to $2.4 million in April 1997. Facility and communication costs were reduced through the consolidation of 7 regional operating centers in June 1996 into 3 operating centers in April 1997. After these and other cost reductions, the Company's annualized expense rate in April 1997, excluding the provision for bad debts, is approximately $4 million compared with the actual expense of $7.5 million in 1996.

        As indicated in the Notes to the Financial Statements, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COMPARISON YEARS ENDED DECEMBER 31, 1996 AND 1995

RESULTS OF OPERATIONS

         For the year ended December 31, 1996, the Company had a loss before income taxes and extraordinary items of approximately ($4,061,523) compared with a loss of $(186,063) for the year ended December 31, 1995. The increase in the loss of ($3,875,460) resulted primarily from (1) costs incurred to build the organization required to support the Company's planned national expansion, (2) increases in legal fees relating to litigation and the Internal Revenue service Investigation described in Notes 11 and 12 to the Financial Statements, (3) an increase in the provision for doubtful accounts, and (4) a change in the estimate of the period over which revenues are recognized. The national expansion has been deferred while the company consolidates its California and Texas operations. The Company had a net loss of approximately ($4,174,000) for the year ended December 31, 1996 compared with a net loss of ($177,000) for the year ended December 31, 1995. The 1996 loss was ($1.87) per share compared with a loss of ($0.14) per share for the year ended December 31, 1995. The net loss for the year ended December 31, 1996, includes an extraordinary charge of $112,797 for the write-off of deferred financing charges.

FEE INCOME.

        In 1996 the Company's historical trend of annually increasing fee income, reversed significantly. 1996 fee income of $4.6 million was approximately $1.4 million less than 1995's reported $6.0 million. This reversal had an even more negative effect when considered in the light of the 1996 operating plan. That plan called for a minimum 10% increase in 1996. Therefore, the effect of this reversal in trend can be viewed as a $2 million drop in anticipated revenues.

        This reversal in real and anticipated revenues was due primarily to two unrelated events. The first of these was a significant change in IRS policy as they redefined their definition of "allowable expenses". Under the new definition, the delinquent taxpayer is now forced to limit the amount of "allowable expenses" used in the computation of an acceptable Offer-In-Compromise proposal or installment payment arrangement, to pre-determined national and local standards as derived from various government statistics. This new policy was applied retroactively beginning in 1996. The effect on the Company was two-fold. First the retroactive aspect of the change caused client dissatisfaction resulting in numerous claims for refunds and an increased amount of cancellations and uncollected accounts receivable.

        In addition, the Company's approach to the market place had to be altered to compensate for the shift in IRS policy. Initial consultations with prospective clients are no longer free. Prospective clients now must pay a fee for the first meeting. Emphasis is now on other potential solutions to the tax payment problems rather than considering almost every problem solvable by an Offer-In-Compromise. Sales are now made in two phases rather than the previous single sale. The first phase being an analysis to determine the solution, the second phase being the actual negotiation of the recommended solution. Within the latter half of 1996 considerable time and expense was devoted toward making these marketing adjustments.

        The other significant "trend breaker" in revenues was directly related to the illegal action of a former employee. The Company in two instances was subjected to a national IRS undercover "sting" operation. In one case, the Company's employees acted appropriately and no further action occurred. Unfortunately in the other instance the Company's internal systems of checks and balances failed and the acts of an employee caused his arrest and a subsequent raid on the Company's corporate offices. Although that employee subsequently pled guilty and even though the Company has received no information that this was more than an isolated incident, the effect on revenue was significant and adverse. Marketing was geared down in those offices directly effected. Key staff were relocated to review past operations and continue current operations. Advertising was curtailed for a period and the focus of the management was directed away from revenues and profitability toward issues of ethics and integrity. During this difficult time, which continued for almost half of 1996, revenues were severely negatively impacted, resulting in a substantial portion of the 1996 downturn.

        Management is of the opinion that it has now successfully addressed both the issue of the IRS incident and the change in allowable expense policy and revenues from remaining operations will attain a positive trend in 1997.

COSTS AND EXPENSES

        Operating costs increased by $2,658,158 to $8,626,322 from $6,068,164 in 1995. The major components of this increase are:

1. Payroll and employee benefits increased by $500,911 because of the addition of management and professional staff required to support the Company's planned expansion.

2. Marketing and Sales promotion costs increase by $420,883 primarily because of increased media advertising, marketing tests and research projects undertaken to support the Company's planned expansion and to offset the impact on sales of the Internal Revenue Service Investigation described in Note 12 to the Financial Statements.

3. Facilities, equipment and communication costs increased by $143,821 primarily because of the opening of additional offices and related costs to support the Company's planned expansion.

4. Professional fees and other outside service costs increased by $835,205 primarily because of the litigation and Internal Revenue Service Investigation described in Note 11 and 12, and the compliance costs associated with being a public company.

5. The provision for bad debts and cancellations increased by $477,576. Management believes that the primary reasons for this increase were the retroactive application by the IRS of a new policy limiting the amount of allowable expenses for offers-in-compromise and client reaction to the IRS investigation described in Note 12 to the Financial Statements.


CERTAIN BALANCE SHEET DATA

        Net accounts receivable were reduced by $603,595 or approximately 47% from the 1995 balance and stood at $527,611 at December 31, 1996. This amount represented approximately 20% of the Company's total assets at December 31, 1996 and approximately 26% of its current assets at the same date. This decline in accounts receivable results primarily from the Company's decrease in fee income. The allowance for doubtful accounts and cancellations was charged with provisions of approximately $1,066,000 and $588,000 for 1996 and 1995, respectively, and offset by actual write-offs of $1,030,000 and $449,000 for the respective periods. The Company reviews the provisions for uncollectible accounts monthly, and adjusts the provisions based on actual write-offs and an aging analysis of accounts receivable.

        At December 31, 1996, accounts receivable greater than 90 days old stood at $116,525 which sum included $40,105 in accounts receivable greater than 120 days old. Accounts Receivable greater than 90 and 120 days old represented approximately 14% and 5%, respectively, of total receivables at December 31, 1996.

        The accounts receivable turnover rate improved from approximately 84 days at the end of 1995 to 67 days at the end of 1996. This improvement in the turnover rate reflects the changes in payment terms under the new two phase sales contracts. Phase 1 payments are scheduled over an eight week period, as compared to the twenty week period provided in the Company's previous full service sales agreements.

        Property and equipment, before allowance for depreciation and amortization, increased by $291,666 from $354,456 at December 31, 1995 to $646,122 at December 31, 1996 as the result of an investment in and the modernization of the Company's computer systems.

        Trade payables, accrued expenses and other accrued liabilities increased by $432,562 from $636,305 at December 31, 1995 to $1,068,867 at December 31,
1996. Trade payables and other accrued liabilities include an increase of $168,307 in accrued professional fees, an increase in accrued costs on capitalized leases of $165,861, and an increase in media costs payable of $78,361 December 31, 1996.

        Loans payable decreased from $1,062,213 at December 31, 1995 to $523,943 at December 31, 1996. This decrease resulted from the repayment of substantially all outstanding loans upon the completion of the Company's Initial Public Offering, offset by borrowing under a new line of credit of $500,000. See "Liquidity and Capital Resources".

        Deferred income increased by $418,917 from $226,979 at December 31, 1995 to $645,896 at December 31, 1996, primarily from a change in the estimate in the period over which revenues are recognized.

        Additional Paid In Capital increased by $4,523,873 primarily from the Company's Initial Public Offering of Common Stock and Warrants on February 22, 1996, in which a total of 1,150,000 shares of common stock were sold for $5.00 per share and 1,265,000 of Class A Redeemable Warrants (the "Warrants") were sold for $.15 per warrant. The warrants entitle the holder to purchase one share of common stock at $6.00 per share through February 22, 2001. Warrants are redeemable by the Company commencing one year after issuance, on not less than 30 days written notice, at a price of $.08 per warrant, at any time that the average closing bid price of the common stock exceeds $10.00 per share for thirty consecutive business days. Consent of the underwriters is also needed to redeem the warrants until August 22, 1997, eighteen months after the completion of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

        The Company incurred substantial losses during 1996 and its continuation as a going concern is dependent upon obtaining additional financing and attaining profitable operations, neither of which can be assured. On March 31, 1997 the Company had cash and marketable securities of approximately $690,000 with a $500,000 bank loan collateralized by such securities. During the three months ended March 31, 1997 the Company had continued losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        See "Certain Balance Sheet Data" for information pertaining to the Company's Initial Public Offering in February 1996.

        In April 1996, the Company borrowed $500,000 under a revolving line of credit with a lending institution. Interest is payable on the loan at 1% over the prime rate. The loan is collateralized by the Company's short term investments.

        The Company initiated a cost reduction program during the third quarter of 1996 which resulted in a reduction of the member of employees from 108 on June 30, 1996 to 59 on April 4, 1997. Annualized payroll and fringe costs have decreased from $4.1 million in June 1996 to $2.4 million in April 1997. Facility and communication costs were reduced through the consolidation of 7 regional operating centers in June 1996 into 3 operating centers in April 1997. After these and other cost reductions, the Company's annualized expense rate in April 1997, excluding the provision for bad debts, is approximately $4 million compared with the actual expense of $7.5 million in 1996.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The directors and executive officers of the Company are as follows:

NAME                  AGE    POSITION
----                  ---    --------
David Kaye            60     Chairman of the Board, Chief Executive Officer,
                             President and Treasurer
Arnold Levitt         59     Vice President/Chief Financial Officer
Peter Banner          43     Director
Robert Friedland      61     Director
David Peteler         45     Director
Susan E. Phillips     34     Vice President, Administration, Corporate Secretary

        Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

        David Kaye has been Chairman of the Board and President of the Company since September 1989 and Treasurer since April 1995. Mr. Kaye also served as the Company's Secretary from September 1989 until April 1995. He is the spouse of Linda Kaye who owns 800,000 shares of the Company's Common Stock.

        Arnold Levitt became Vice President Finance/Chief Financial Officer in May 1996. He was a consultant to the Company for two months prior to his employment. From 1994 to 1996, Mr. Levitt was the executive vice president and Chief Operating Officer of Wico Gaming Supply Corp., a manufacturer and distributor of gaming supplies located in Las Vegas Nevada. From 1991 to 1994 Mr. Levitt was the Chairman of the Board, President and Chief Executive Officer of Ocean Pool Company, a manufacturer and distributor of competitive swimwear and swimwear accessories, located in Commack, New York. Mr. Levitt is a Certified Public Accountant in the state of New York.

        Peter Banner became a director in April 1997. Mr. Banner is the President of Support Resources, Inc., a multi-faceted business management consulting firm. Since 1975, he has been providing marketing, financial, and general business consulting services to both private and public companies. For the last three and a half years he has been working extensively in India representing various U.S. companies and assisting in putting together strategic alliances between U.S., Danish, and Indian companies.

        Robert Friedland became a director in April 1997. He has been retired since 1994. From 1988 to 1993, he was the President and Chief Executive Officer of Cort Financial Services, a mortgage broker and banker.

        David Peteler became a director in April 1997. Mr. Peteler is an attorney who has been of counsel to the law firm of Tisdale & Nicholson since 1995. From 1992 to 1995, he had his own law practice which specialized in international business transactions, mergers and acquisitions, corporate, securities and finance matters.

        Susan E. Phillips has been Vice-President, Administration of the Company since 1995, and became Corporate Secretary in 1996. Ms. Phillips joined the Company in September of 1989 as Mr. Kaye's Administrative assistant, was promoted to Mr. Kaye's executive assistant in November 1992 and remained in that position until elected to her current position in April 1995.

        Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors do not currently receive fees for their services as directors, but are reimbursed for travel expenses.


ITEM 10.       EXECUTIVE COMPENSATION.

        Summary Compensation Table. The following table sets forth certain information concerning compensation of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1996 and 1995:

                                           Long Term Compensation
-------------------------------------------------------------------------------------------------------------------

                          Fiscal Year
  Name and                Ended                                             Other Annual         All Other
 Principle Position       December 31,       Salary ($)       Bonus ($)     Compensation($)     Compensation ($)
-------------------------------------------------------------------------------------------------------------------
David Kaye  (1)
                          1996              $150,000            0             (1)                    (1)
                          1995              $150,000            0             (1)                    (1)

(1) SEE "EMPLOYMENT AGREEMENT" BELOW

EMPLOYMENT AGREEMENT

        The Company has entered into an employment agreement dated as of January 1, 1995, with Mr. Kaye pursuant to which he will act as Chairman of the Board and Chief Executive Officer of the Company for a five year period at an annual salary of $150,000, subject to annual increases as may be determined by the Board of Directors. Mr. Kaye will be entitled to receive performance compensation equal to ten percent of the Company's annual pretax net income. Mr. Kaye's employment agreement requires the Company to maintain $1,000,000 in life insurance for his benefit. The employment agreement also provides Mr. Kaye's beneficiary and Mr. Kaye, respectively, with three months salary in the event of his death or disability and indemnifies him to the full extent permitted under the Delaware General Corporation Law.

        The Company leases an automobile for Mr. Kaye, principally used in the Company's business. Mr. Kaye derives a personal benefit from the use of that automobile which the Company estimates to be less than $6,000 per year. Additionally, the Company pays for Mr. Kaye's life insurance and provides his family with health insurance at an approximate cost of $5,000 and $6,000 per year, respectively

STOCK OPTION PLANS

        The Company maintains stock option plans which permit the grant of options to purchase shares of Common Stock. The plans provide for the granting of both incentive stock options ("Incentive Stock Options"), as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options that do not qualify as options defined by Section 422 of the Code ("Non-Qualified Options"). Under the plans, Incentive Stock Options may be granted to key employees, including officers and directors who are also employees, and Non-Qualified Options may be granted to officers, directors, advisors and consultants who may or may not be employees of the Company. The Company's two plans are the Kaye Kotts Associates Inc.'s 1995 Stock Incentive Plan

("1995 Plan") and Kaye Kotts Associates Inc. Directors Stock Option Plan ("Directors Plan").

        The maximum term of any option under the plans is ten years and, the option price per share may not be less than the fair market value of the Common Stock on the date of grant, (110% in the case of incentive stock options granted to persons owning more than 10% of the voting stock of the Company).

        The 1995 Plan permits the grant of options to purchase up to 666,000 shares of Common Stock. The Directors Plan permits the grant of options to purchase 50,000 shares of Common Stock. No Options have been granted under the Plans.

        Compensation of Directors. The Company does not currently compensate directors for services rendered as directors.

        Directors and Officers Liability Insurance. The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $1,000,000.

        Indemnification of Officers and Directors. The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

        Under Delaware laws, an officer or director of the Company may be entitled to indemnification from the Company against expenses (including attorneys, fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative. Under the Company's Certificate of Incorporation, no director of the Company shall be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director derives an improper personal benefit.

        ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.

        The following table sets forth, as of April 10, 1997, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officer named in the Summary Compensation table, and (iv) all directors and officers of the Company as a group:

        Name and Address of
        Beneficial Owner                                  Number of Shares      Percentage
        ----------------                                  ----------------      ----------

        David Kaye (1)                                     800,000                33%
        Linda Kaye                                         800,000                33%
        Robert M. Rubin (2)                                187,500                 8%
        Lawrence Cohen (3)                                  25,342                 1%
        Susan E. Phillips (4)                               10,200               0.4%
        Peter Banner                                           - 0 -               --
        Robert Friedland                                       - 0 -               --
        David Peteler                                          - 0 -               --

        All officers and directors as a
        group (six persons) (1)-(4)                      1,023,042                42%

               The address for the above identified officers and directors of the Company, is c/o Kaye Kotts Associates Inc., 15490 Ventura Boulevard, Sherman Oaks, California 91403.

               Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

1. Includes 800,000 shares of Common Stock owned by Linda Kaye.. Ms. Kaye is the spouse of David Kaye, the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Kaye has advised the Company that he disclaims any pecuniary beneficial interest in the shares of Common Stock owned by his spouse.

3. Includes 25,342 shares of Common Stock owned by Ms. Donna Cohen, the spouse of Larry Cohen. Mr. Cohen resigned as a director of the Company April 3, 1997.

4.      Ms. Phillips resigned as a director of the Company in February, 1997.

        Compliance with Section 16 of the Securities Exchange Act of 1934.
Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations form certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 1996 were timely filed.

Item 12.       Certain Relationships and Related Transactions.

        During the two years ended December 31, 1996, David Kaye borrowed $199,928 from the Company.

        On December 31, 1996, Mr. Kaye executed a promissory Note to the Company in the amount of $208,082 which includes interest at 8% per annum computed from the time of each loan to Mr. Kaye through December 31, 1996. The Note bears interest at the rate of 8% per annum and is secured by 200,000 shares of Company Common Stock owned by Linda Kaye, the spouse of David Kaye.

        Monthly interest payments on the outstanding balance are due commencing January 31, 1998. The Note plus accrued interest for 1997 is payable in three equal installments of $74,910 on June 30, 1998, June 30, 1999 and June 30, 2000.


                                     PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

A.      Financial Statements

        The consolidated balance sheets of Kaye Kotts Associates Inc. include the accounts of the company and its wholly owned subsidiary Kaye Kotts Texas Inc.(all inter-company accounts have been eliminated) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended.

B.      Reports on Form 8-K

        None.

C.      Other Exhibits

 Incorporation of Certain documents by Reference

        Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

              Previous Filing                      Exhibit Number
          Incorporated by Reference                in Form 10-KSB
          -------------------------                --------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: April 14, 1997                      Kaye Kotts Associates Inc.


                                                   By:  /s/ David Kaye
                                                       ---------------
                                                       David Kaye
                                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                   Kaye Kotts Associates Inc.


        Dated: April 14, 1997                      By:  /s/ David Kaye
                                                        --------------
                                                       David Kaye
                                                       Chief Executive Officer


        Dated: April 14,1997                       By:   /s/ Arnold Levitt
                                                        ------------------
                                                        Chief Financial Officer

                                   SIGNATURES

        Dated: April 14,1997                       By:   /s/ Peter Banner
                                                         ----------------
                                                            Director


        Dated: April 14,1997                       By:   /s/ Robert Friedland
                                                         --------------------
                                                            Director


        Dated: April 14,1997                       By:   /s/ David Peteler
                                                         -----------------
                                                            Director

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: April 14, 1997                      Kaye Kotts Associates Inc.




                                                   By:
                                                        David Kaye
                                                        Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                   Kaye Kotts Associates Inc.



        Dated: April 14, 1997                      By:
                                                        David Kaye
                                                        Chief Executive Officer



        Dated: April 14, 1997                      By:
                                                       Arnold Levitt
                                                       Chief Financial Officer

                           KAYE KOTTS ASSOCIATES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


                                                                                              Page
INDEPENDENT AUDITORS' REPORT                                                                  F-1

CONSOLIDATED BALANCE SHEET                                                                    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                                         F-3

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)                           F-4

CONSOLIDATED STATEMENTS OF CASH FLOW                                                          F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    F-6-12

                          Independent Auditor's Report


To the Board of Directors and Stockholders
Kaye Kotts Associates Inc.

         We have audited the accompanying balance sheet of Kaye Kotts Associates Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting, the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaye Kotts Associates Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a significant net loss in 1996 and continues to incur operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         As discussed in Note 12 to the financial statements, the Internal Revenue Service (IRS) commenced an investigation in April 1996 to determine if certain employees of the Company (who were not officers, directors to a principal stockholder of the Company) were violating the law in connection with their dealings with the IRS. On or about March 13, 1997, the Company's counsel was advised by the U.S. Attorney in charge of the aforementioned investigation, that authorization had been requested from the tax Division of the Justice Department to file criminal tax charges against the Company, allegedly arising out of the Company's representation of taxpayers in collection matters before the IRS. Management is unaware of the nature of any charges that may be filed and is unable to determine what, if any, potential liability of the Company may arise therefrom.

                                                    Certified Public Accountants


New York, New York
April 9, 1997

                           KAYE KOTTS ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,      DECEMBER 31,
                                                                                             1996              1995
                                                                                        ------------       ------------

                                                 ASSETS


CURRENT ASSETS:
     Cash                                                                              $    23,255          $    18,642
     Short-term investments:
              Unrestricted                                                                 742,125                   --
              Restricted                                                                   500,000
     Accounts receivable, net of allowance for doubtful accounts of $310,075
            and $275,000 at  December 31, 1996 and 1995 respectively                       527,611            1,131,206
     Prepaid expenses and other current assets                                              98,187              196,574
     Deferred offering costs                                                                    --              315,619

                                                                                       -----------          -----------
        TOTAL CURRENT ASSETS                                                             1,891,179            1,662,041
                                                                                       -----------          -----------


Property and Equipment- Net of accumulated depreciation of $214,677
      and $195,415 at  December 31, 1996 and 1995 respectively                             431,445              159,041

Other Receivables                                                                          208,083               18,443

Other Assets                                                                                58,096                   --

Deferred Financing Costs                                                                        --               75,000
                                                                                       -----------          -----------

                                                                                       $ 2,588,802          $ 1,914,525
                                                                                       ===========          ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable-trade                                                            $   510,239          $   217,773
     Other accrued liabilities                                                             558,628              418,532
     Loans payable                                                                         523,943            1,062,313
     Deferred revenues                                                                     645,896              226,979
                                                                                       -----------          -----------
        TOTAL CURRENT LIABILITIES                                                        2,238,706            1,925,597
                                                                                       -----------          -----------


STOCKHOLDERS' EQUITY (DEFICIT IN ASSETS)

Common Stock, $0.01 par value; 10,000,000 shares authorized: 2,398,900 and 1,237,400
     shares issued and outstanding at December 31, 1996 and 1995, respectively              23,989               12,374
Additional paid-in-capital common stock                                                  4,692,328              168,455
Deficit                                                                                 (4,366,221)            (191,901)

                                                                                       -----------          -----------
                                                                                           350,096              (11,072)

                                                                                       $ 2,588,802          $ 1,914,525
                                                                                       ===========          ===========


                 See notes to consolidated financial statements

                          KAYE, KOTTS ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                           1996                     1995
                                                    -------------------       ------------------

FEE INCOME                                          $ 4,549,842                    $ 6,014,867

COSTS AND EXPENSES

Payroll & Employee Benefits                           4,108,814                      3,607,903
Marketing & Sales Promotion                           1,047,110                        626,327
Facilities Equipment & Communications                 1,095,855                        952,034
Professional Fees & Other Outside Services              916,181                         80,976
Provision For Bad Debts & Cancellations               1,065,682                        588,166
Other Administrative Costs                              392,680                        212,758
                                                    -----------                    -----------
                                                      8,626,321                      6,068,164

OPERATING (LOSS)                                     (4,076,480)                       (53,297)

Interest Income                                         121,196                          1,758
Interest Expense                                       (106,239)                       (57,321)
Amortization of Debt Discount                                --                        (77,203)
                                                    -----------                    -----------

(Loss) Before Income Taxes & Extraordinary Item      (4,061,523)                      (186,063)
Provision for (Benefit From) Income Taxes                    --                         (9,442)
                                                    -----------                    -----------

(LOSS) BEFORE EXTRAORDINARY ITEM                     (4,061,523)                      (176,621)

Extraordinary Item: Write off of Deferred Finance
Charge and Unamortized Debt Discount Upon
Repayment of Debt                                       112,797                             --
                                                    -----------                    -----------

NET (LOSS)                                          $(4,174,320)                   $  (176,621)
                                                    ===========                    ===========


(Loss) Per Common and Common Equivalent Share       $     (1.87)                   $     (0.14)
                                                    ===========                    ===========

Weighted Average Number of Common
And Common Equivalent Shares Outstanding              2,228,292                      1,237,400
                                                    ===========                    ===========

                 See notes to consolidated financial statements.

                          KAYE, KOTTS ASSOCIATES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                        COMMON STOCK            Additional
                                                        ------------             Paid-in                      Treasury
                                                    Shares         Amount        Capital       Deficit          Stock       Totals
                                                    ------         ------        -------       -------          -----       ------

Balance - December 31,1994                       2,010,688    $    20,107    $   315,098    $   (15,280)      (300,000)      19,925

Net loss                                                                                       (176,621)                   (176,621)
Retirement of treasury stock                      (775,688)        (7,757)      (292,243)                      300,000           --
Issuance of warrants in connection with debt                                     136,000                                    136,000
Issuance of common stock as employee bonus           2,400             24          9,600                                      9,624

                                              --------------------------------------------------------------------------------------

Balance - December 31, 1995                      1,237,400         12,374        168,455       (191,901)           --       (11,072)

Net loss                                                                                     (4,174,320)                 (4,174,320)

Issuance of common stock and Warrants in
   Public Offering net of expenses               1,157,000         11,570      4,514,918                                  4,526,488

Issuance of common stock                             4,500             45          8,955                                      9,000

                                              --------------------------------------------------------------------------------------
Balance - December 31, 1996                      2,398,900    $    23,989    $ 4,692,328    $(4,366,221)           --       350,096
                                              ======================================================================================

                 See notes to consolidated financial statements.

                           KAYE KOTTS ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED
                                                                                       DECEMBER 31,
                                                                             --------------------------
                                                                                1996           1995
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                                                   $(4,174,320)   $  (176,621)
                                                                             -----------    -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
       Depreciation                                                               91,797        114,166
       Issuance of common shares for services provided                             9,930          9,624
CHANGES IN ASSETS AND LIABILITIES:
       (Increase)/decrease in accounts receivable-trade                          603,595       (288,118)
       (Increase)/decrease in prepaid assets                                      98,387       (120,167)
       (Increase)/decrease in other assets                                      (247,735)       (20,756)
       Increase/(decrease) in accounts payable-trade                             292,466         49,190
       Increase/(decrease) in accrued expenses                                        (0)       (53,387)
       Increase/(decrease) in other accrued liabilities                          140,096        124,402
       Increase/(Decrease) in other deferred revenues                            418,917        (93,021)
       (Decrease) in deferred income taxes                                            --         54,279
                                                                               ---------       ---------
                     TOTAL ADJUSTMENTS                                         1,407,453       (223,788)


NET CASH (USED) BY OPERATING ACTIVITIES                                       (2,766,867)      (400,409)
                                                                              ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                     (349,431)      (112,377)
                                                                              ----------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES

       Increase in restricted cash                                                    --         25,000
       Payments on loans payable                                              (1,041,550)       (11,111)
       Proceeds from loans payable                                               499,943        722,644
       Issuance of common stock and warrants net of $288,436 of expenses       5,057,339             --
       Proceeds from issuance of warrants                                             --        100,000
       Increase in deferred offering costs                                            --       (247,739)
       Increase in deferred financing costs                                           --        (90,000)
       Printing of Prospectus                                                    (90,000)
       Repayment of legal fees                                                    (9,930)            --
       Payments on capital equipment leases                                      (52,767)            --
                                                                               ---------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      4,363,036        498,794
                                                                               ---------        -------

NET INCREASE/(DECREASE) IN CASH                                                1,246,738        (13,992)

CASH AT BEGINNING OF PERIOD                                                       18,642         32,634
                                                                                --------        ------

CASH  AND SHORT TERM INVESTMENTS AT END OF PERIOD                            $ 1,265,380       $ 18,642
                                                                             ===========       ========

                       See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE F-6
--------------------------------------------------------------------------------

1.       BUSINESS

                  Kaye Kotts Associates, Inc. (hereinafter referred to as the "Company"), is a financial services firm engaged in providing mediation and compromise services to individuals and businesses who have outstanding tax liabilities. These liabilities are the result of deficiencies or nonpayment of tax liabilities to the Internal Revenue Service, state and local taxing authorities.

2.       GOING CONCERN

                  The Company incurred substantial losses during 1996 and had a working capital deficiency of $348,000 at December 31, 1996, therefore, its continuation as a going concern is dependent upon obtaining additional financing and attaining profitable operations. On March 31, 1997, the Company had cash and marketable securities of approximately $690,000 with a $500,000 bank loan collateralized by these securities. During the three months ended March 31, 1997, the Company had continued losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  The Company initiated a cost reduction program during the third quarter of 1996 which resulted in a reduction in the number of employees from 108 on June 30, 1996 to 59 on April 4, 1997. Annualized payroll and fringe costs have decreased from $4.1 million in June 1996 to $2.4 million in April 1997. Facility and communication costs were reduced through the consolidation of 7 regional operating centers in June 1996 into 3 operating centers in April 1997. After these and other cost reductions the Company's annualized expense rate in April 1997, excluding the provision for bad debts is approximately $4 million compared with the actual expense of $7.5 million in 1996.

 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. ACCRUAL BASIS OF ACCOUNTING: The accompanying financial statements were prepared under the accrual basis of accounting.

         B. PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Kaye Kotts, Texas Inc. All intercompany accounts have been eliminated.

         C. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, generally ranging from three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE F-7
--------------------------------------------------------------------------------

         D.       REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                  Revenues are recognized as income as services are performed (and the associated costs incurred) over the contract term, as measured by various milestones. Costs are expensed when incurred, accordingly, the Company does not defer any costs. A proper matching of costs with revenues is accomplished by utilizing the stage of completion of the matter to determine the portion of the total contract revenues that should be recognized and the amount that should be deferred.

                  The Company provides for doubtful accounts on the allowance method. The Company records its provision for doubtful accounts based upon historical data generally as a percentage of revenues, as well as specifically reserved items

         E. LOSS PER SHARE: Loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. The number of shares used to compute earnings per share amounted to 2,228,292 and 1,237,400 for the years ended December 31, 1996 and 1995, respectively.

         F. ACCOUNTING ESTIMATES: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         G. STOCK BASED COMPENSATION: The Company accounts for stock options in accordance with APB Opinion no. 25," Accounting For Stock Issued To Employees." In accordance with Statement No. 123 of the Financial Accounting Standards Board," Accounting for Stock Based Compensation the Company intends to continue to apply APB Opinion No. 25 for purposes of determining net income and has adopted the pro-forma disclosure requirements of Statement No. 123 in its 1996 financial statements for purposes of the 1996 financial statements the differences between amounts calculated under SFAS 123 and APB 25 are not significant and therefore pro-forma information is not presented.

         H. FAIR VALUE OF FINANCIAL INSTRUMENTS: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, short-term instruments, accounts receivable, accounts payable and accrued expenses approximates fair value based on the short-term maturity of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE F-8
--------------------------------------------------------------------------------

         I. RECLASSIFICATION: Certain amounts in the 1995 Statement of Operations have been reclassified to conform with the 1996 presentation.

4.       PROPERTY AND EQUIPMENT

         Property and equipment and related accumulated depreciation are summarized below:

                                                             1996                1995
                                                         -----------          -----------
           Furniture & Fixtures                            $160,103            $143,021
           Office Equipment                                 404,675             137,318
           Leasehold Improvements                            13,405              63,967
           Computer Software & Other                         67,939              10,150
                                                           --------            --------
                                                            646,122             354,456
                                                           --------            --------
           LESS ACCUMULATED DEPRECIATION                   (214,677)           (195,415)
                                                           --------            --------

           Net Property & Equipment                        $431,445            $159,041
                                                           ========            ========

5.       LOAN PAYABLE - LINE OF CREDIT

         At December 31, 1996, the Company had borrowed $500,000 under a line of credit with a bank. The line of credit expires April 1, 1998. Interest is payable on the loan at 1% over the prime rate. The loan is secured by the Company's short term investments.

6.       PROVISION FOR FEDERAL AND STATE INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS 109. This method requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases and the financial reporting bases of assets and liabilities.

         The following presents the components of the provision/(benefits) of income taxes for the years ended December 31, 1996 and 1995:

                                                        1996             1995
                                                     ---------        ----------
          Deferred
                Federal                              $    -            $(8,000)
                State                                     -             (1,442)
                                                     ---------        ----------
                                                     $    -            $(9,442)
                                                     =========        ==========




         Deferred tax assets and liabilities arise from differences in the expected tax consequences derived from the timing of recognition of income and expense items for financial reporting and taxation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE F-9
--------------------------------------------------------------------------------

         purposes. Listed below are the tax effects of the items related to the Company's net deferred tax asset:

                                                     December 31,
                                              -----------------------
                                                 1996         1995
                                              ----------   ----------
           Deferred Tax Assets:
           Net Operating Loss Carry forward   $1,386,700   $  246,500
           Cash to Accrual Adjustment            317,300           --
                                              ----------   ----------
           Total:                              1,704,000      246,500
                                              ----------   ----------
           Less Valuation Allowance            1,684,000      116,500
                                              ----------   ----------
           Total                                  20,000     130 ,000
                                              ----------   ----------
           Deferred Tax Liabilities:
              Cash to Accrual Adjustment              --      113,000
           Accelerated Depreciation               20,000       17,000
                                              ----------   ----------
                                                  20,000      130,000

           Net Deferred Tax Asset             $       --   $       --
                                              ==========   ==========

         The provisions for income taxes varied from the appropriate Federal Statutory rates for the following reasons:

                                                            1996                  1995
                                                  -------------------    ---------------------
                                                     AMOUNT     RATE      AMOUNT        RATE
                                                  ----------    ----     ----------     ----
           Benefit at statutory rate              (1,386,700)  (33.0)%   $(63,240)     (34.0)%
           Increase in valuation allowance         1,567,500    38.0 %     61,200       32.9

           State taxes net of federal
           tax benefit and other, net               (180,800)   (5.0)%     (7,402)      (4.0)
                                                  ----------    ----     --------       ----
           TOTALS:                                        --      -- %   $ (9,442)      (5.1)%
                                                  ==========    ====     ========       ====

7.       LEASES

                  The Company leases twelve facilities in California and three in Texas pursuant to operating leases; none of which exceeds five years in duration. Minimum annual rental payments required for each of the next five years are as follows:

                  1997                               443,000
                  1998                               352,000
                  1999                               140,000
                  2000                                93,000
                  2001                                66,000

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE 10
--------------------------------------------------------------------------------

8.       MAJOR CUSTOMERS

         Due to the nature of the Company's business, there is no one customer whose loss would have a material effect on its financial condition or results of operations.

9.       STOCKHOLDERS' EQUITY

         As of December 31, 1996, the Company has authorized 10,000,000 shares of common stock. The Company has issued 2,398,900 shares. An additional 40,000 shares will be issued in April 1997 as additional consideration for a loan that was repaid by the Company in 1996. The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock") of which 300,000 are designated Series A Preferred Stock. Shares of the Series A Preferred Stock rank prior to all other classes of capital stock of the Company as to dividends and the distribution of assets upon liquidation, carry a liquidation preference of $1.00 per share plus any accumulated dividends and bear interest at the rate of eight percent (8%) per year.

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

         In August 1995, the Company sold an aggregate of $400,000 of its 4% notes and 1,250,000 Class A warrants to a group of private investors for $500,000. The notes were repaid in February 1996. The Company has outstanding 105,000 Class B warrants to purchase Common Stock at $7.50 per share.

10.      STOCK OPTION PLANS

         The Company maintains stock option plans which permit the grant of options to purchase shares of Common Stock. The plans provide for the granting of both incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986 as Amended (the Code), and options that do not qualify as options, as defined in section 422 of the Code (Non-Qualified Options). Incentive Stock options may be granted to key employees, including officers and directors who are also employees, and Non-Qualified Options may be granted to officers, directors, advisors and consultants who may or may not be employees of the Company.

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE F-11
--------------------------------------------------------------------------------

         The maximum term of any option under the plans is ten years and, the option price per share may not be less than the fair market value of the Common Stock on the date of grant, (110% in the case of incentive stock options granted to persons owning more than 10% of the voting stock of the Company).

         The Plans permit the grant of incentive options to purchase up to 666,000 shares of Common Stock and Non-Qualified Options to purchase 50,000 shares of Common Stock. No options have been granted under the Plans.

11.      LITIGATION

         On November 22, 1995, the Company and its Chief Executive Officer, among others, were served with a lawsuit by two former employees whose services had been terminated by the Company in May and June 1995, respectively, for what, in management's opinion, was cause. The plaintiffs alleged wrongful discharge in contravention of public policy, fraud, misrepresentation and intentional infliction of emotional distress. The lawsuit was settled in January 1997 for $49,000 to be paid by the company..

         On September 16, 1996, the Company and other persons not affiliated with the company, were served with a lawsuit, alleging breach of contract and exercise of due care in connection with negotiation by the Company for an Offer in Compromise. Pursuant to the written retainer agreement between the Company and the Plaintiff, in February, 1997, the Company filed a demand for arbitration with the American Arbitration Association. Pending that arbitration, the Court has stayed the Superior Court action. Management of the Company believes that there are valid defenses to this action and intends to defend this lawsuit vigorously.

         On December 4, 1996, the Company and its Chief Executive Officer, were served with a lawsuit by a stockholder for $37,500. The plaintiff alleges the Company's prospectus omitted material facts regarding the company's operations; the Company breached its fiduciary duties; and the Company failed to disclose facts regarding the company's negative operating results in a timely manner. Management believes that the action is without merit and is vigorously defending the case.

12.      INTERNAL REVENUE SERVICE INVESTIGATION

         In April 1996 a former employee of the Company was accused of violating the law in connection with negotiations with the IRS. The employee, who was not an executive officer, director or principal stockholder of the Company, pled guilty to one felony count charging the employee with a violation of 26 U. S. C. 7212, a statute proscribing the corrupt obstruction or impeding of the due administration of the Internal Revenue laws. He received probation.

         On March 13, 1997, the Company's counsel was advised that the U. S. Attorney had requested authorization from the Tax Division of the Justice Department to file criminal tax charges against

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
PAGE F-12
--------------------------------------------------------------------------------

         the Company, allegedly arising out of the Company's representation of taxpayers in collection matters before the IRS. Management is unaware of the nature of any charges, other than liability for the conduct of its former employee, that may be filed or the potential liability of the Company which may arise therefrom.

14.      REVENUE  RECOGNITION

         The Company recognizes revenues as income as services are performed. Upon review of current operations the company has changed its estimate of the period over which revenues should be recognized resulting in an increase in deferred revenue of approximately $419,000 at December 31, 1996.

15.      OTHER RECEIVABLES

         Other receivables consists of a loan to the President of the Company which bears interest at 8% per annum and will be repaid over a three year period commencing June 30, 1998.