Form 10QSB
period 1997-03-31
KAYE KOTTS ASSOCIATES INC
filed 1997-05-20
CIK 929528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION  PERIOD FROM __________ TO __________.


Commission file number __________


                           KAYE KOTTS ASSOCIATES INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   95-4248310
         ------------                               ---------------
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

As of March 31, 1997, the Registrant had 2,403,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes    No  X
                                                                  ---   ---

         COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


RESULTS OF OPERATIONS

         For the three month period ended March 31, 1997, the Company had an operating loss of approximately $589, 872 compared with an operating loss of $351,377 in the 1996 period. The increase in the loss of $238,505 resulted primarily from a decrease in fee income of $275,382 offset by a reduction in Costs and Expenses of $36,887. The decrease in fee income resulted primarily from the change in selling methodology discussed in "Fee Income" below.

         The Company had a net loss of $603,608 ($.25 per share) for the 1997 period compared with a net loss of $471,876 ($.29 per share) in 1996. The net loss in 1996 was after an extraordinary charge of $98,550 for the write-off of a deferred financing charge and unamortized debt discount upon the repayment of debt.


FEE INCOME

         Fee income declined by $275,382 (19%) to $1,172,731 in 1997 from $1,448,113 in the 1996 period. The primary reason for the decrease was the Company's change in selling methodology from a single phase sale to a two phase sale.

         Prior to November 1996, the Company sold a single phase solution to taxpayer problems. This solution was based upon information provided by the taxpayer at the initial interview. Over time, the Company experienced excessive costs, client dissatisfaction and increased bad debts mainly attributable to the lack of reliability of this initial information.

         To correct this problem, the Company revised its sales policy to a two phase approach. In Phase I, at the initial interview, the client is informed of a tentative solution to their tax problem. However, the client is encouraged to retain the Company to provide a detailed analysis and verification of that solution. This detailed analysis then becomes the Phase I sale. Thereafter, usually two months from the initiation of Phase I, the client returns for a more informed consultation and may then retain the Company for Phase II which is the implementation and negotiation of the proposed solution.

         As a result of this change in selling methodology, 1997 revenues decreased $275,382, although only six (6) fewer cases were sold in the first quarter of 1996 compared with 1997, 516 cases and 522 cases respectively, due to a decrease in the average unit sales price from $2,758 in 1996 to $2,273 in 1997.

         For the first time, the Company now has a sales backlog, consisting of Phase I cases that will become eligible for Phase II sales. The Company anticipates that in subsequent months as this backlog matures, revenues which had been lost due to the initiation of this new selling method will be regained along with the attendant benefits of a reduction in bad debt rates and increased client satisfaction.

COSTS AND EXPENSES

         Operating costs decreased by $36,887, or 2.2% from $1,799,490 in 1996 to $1,762,603 in 1997. The decrease resulted primarily from lower Payroll and Employee Benefits of $858,829 in 1997 compared with $1,033,691 in the prior year. The decrease of $175,462 resulted from fewer employees and lower commissions because of reduced sales and a lower overall commission rate.

         The decline in Payroll and Employee Benefits expense was offset primarily by an increase of $69,529 in facilities equipment and communication expense resulting from three additional sales offices which were subsequently closed and the costs of the Company's new computer network system that was installed in the last quarter of 1996, and an increase in professional and consulting fees of $33, 383 to $146,791 from $113,408 in the prior period.

         In March 1997, the Company sold its Burlingame Office resulting in a net loss of $20,473 which is included in other administrative costs.

         Subsequently, annual costs were further reduced by approximately $3.5 million (See Liquidity & Capital Resources)


CERTAIN BALANCE SHEET DATA

         Net accounts receivable decreased by $152,908 or approximately 30% from the December 31, 1996 level to $374,703 at March 31, 1997. This amount represent 20% of the Company's total assets at both March 31, 1997 and December 31, 1996. The Company reviews the provision for uncollectible accounts quarterly and adjusts the provision based on actual write-offs and aging analyses.

         At March 31, 1997 accounts receivable greater than 90 days old were $99,585 representing 15% of total receivables at that date. The decline in accounts receivable results primarily from the reduced sales discussed in "Fee Income" and the sale of the Burlingame office.

         Deferred income declined by $141,335 to $504,561 from $645,896 at December 31, 1996. This decline resulted primarily from lower sales because of the use of the new two phase sale system and the transfer of the obligation to complete servicing certain accounts to the purchaser of the Burlingame office.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred substantial losses during 1996 and the three month period ended March 31, 1997 and had a working capital deficiency of $967,124 at March 31, 1997. Therefore, its continuation as a going concern is dependent upon obtaining additional financing and attaining profitable operations. On May 15, 1997, the Company had a net cash balance of approximately $40,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         In April 1997, the Company signed a Letter of Intent for a proposed private placement of 10% Convertible Preferred Stock in a minimum amount of $250,000 and a maximum amount of $750,000. The Preferred Shares will be convertible into Common Stock at 70% of the bid price of the Common Stock at the time of conversion. There can be no assurance that this proposed private placement will be completed.

         The Company initiated a cost reduction program during the third quarter of 1996 which resulted in a reduction in the number of employees from 108 on June 30, 1996 to 53 on May 15, 1997. Annualized payroll and fringe costs have decreased from $4.1 million in June 1996 to $2.0 million in May 1997. Facility and communication costs were reduced through the consolidation of 7 regional operating centers in June 1996 into 3 operating centers in May 1997. After these and other cost reductions, the Company's annualized expense rate in May 1997, excluding the provision for bad debts is approximately $4 million compared with actual expenses of $7.5 million in 1996.

                           KAYE KOTTS ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,    December 31,
                                                                 1996          1996
                                                              ----------    ----------
                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                     $   14,474    $   23,255
     Short-term investments:
          Unrestricted                                           187,800       742,125
          Restricted                                             500,000       500,000
     Accounts receivable, net of allowance for doubtful
       accounts of $290,868 and $310,075 at March 31, 1997
       and December 31, 1996 respectively                        374,703       527,611
     Prepaid expenses and other current assets                    93,067        98,187
                                                              ----------    ----------
        TOTAL CURRENT ASSETS                                   1,170,044     1,891,178
                                                              ----------    ----------

Property and Equipment - Net of accumulated depreciation
  of $258,798 and $214,677 at March 31, 1997 and
  December 31, 1996 respectively                                 452,856       431,445

Other Receivables                                                213,720       208,083

Other Assets                                                      49,287        58,096
                                                              ----------    ----------
                                                              $1,885,907    $2,588,802
                                                              ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable-trade                                      641,269       510,239
     Other accrued liabilities                                   467,395       558,628
     Loans payable                                               523,943       523,943
     Deferred revenues                                           504,561       645,896
                                                              ----------    ----------
        TOTAL CURRENT LIABILITIES                              2,137,168     2,238,706
                                                              ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIT IN ASSETS)

Common Stock, $0.01 par value; 10,000,000 shares
  authorized: 2,403,400 and 2,398,900 shares issued and
  outstanding at March 31, 1997 and December 31, 1996,
  respectively.                                                   24,034        23,989
Additional paid-in-capital common stock                        4,694,533     4,692,328
Deficit                                                       (4,969,829)   (4,366,221)
                                                              ----------    ----------
                                                               (251,262)       350,096

                                                              $1,885,907    $2,588,802
                                                              ==========    ==========

                           KAYE KOTTS ASSOCIATES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                  COMMON STOCK

                                                          Additional
                                                            Paid-in                    Treasury
                                  Shares       Amount       Capital       Deficit       Stock        Totals
                                  ------       ------     ----------      -------      --------      ------
Balance - December 31, 1996      2,398,900      23,989      4,692,328     (4,366,221)       --        350,096

Issuance of common stock             4,500          45          2,205                                   2,250

Net Loss                                                                    (603,608)                (603,608)
                                 ---------     -------     ----------    -----------    --------     --------
Balance - March 31, 1997         2,403,900     $24,034     $4,694,533    $(4,969,829)          0     (251,262)
                                 =========     =======     ==========    ===========    ========     ========

                           KAYE KOTTS ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
                                                              UNAUDITED
FEE INCOME                                           $  1,172,731   $  1,448,113

COSTS AND EXPENSES

Payroll & Employee Benefits                               858,829      1,033,691
Marketing & Sales Promotion                               190,775        173,735
Facilities Equipment & Communications                     319,522        249,993
Professional Fees & Other Outside Services                146,791        113,408
Provision For Bad Debts & Cancellations                   166,318        154,115
Other Administrative Costs                                 80,368         74,548
                                                     ------------   ------------
                                                        1,762,603      1,799,490

OPERATING (LOSS)                                         (589,872)      (351,377)

Interest Income                                            10,484          3,039
Interest Expense                                          (24,220)       (10,741)
Amortization of Debt Discount                                --          (14,247)
                                                     ------------   ------------

(Loss) Before Income Taxes & Extraordinary Item          (603,608)      (373,326)
Provision for (Benefit From Income Taxes                     --
                                                     ------------   ------------

(LOSS) BEFORE EXTRAORDINARY ITEM                         (603,608)      (373,326)

Extraordinary Item: Write off of Deferred Finance
  Charge and Unamortized Debt Discount Upon
  Repayment of Debt                                          --           98,550
                                                     ------------   ------------

NET (LOSS)                                           $   (603,608)  $   (471,876)
                                                     ============   ============

(Loss) Per Common and Common Equivalent Share        $      (0.25)  $      (0.29)

Weighted Average Number of Common
  And Common Equivalent Shares Outstanding              2,403,400      1,654,033
                                                     ============   ============

                           KAYE KOTTS ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS


                                                        FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         UNAUDITED
Net (Loss)                                           $   (603,608)  $   (471,876)
                                                     ------------   ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
     Depreciation                                          52,946         16,549
     Issuance of common shares for services provided        4,500           --
CHANGES IN ASSETS AND LIABILITIES:
     (Increase)/decrease in accounts receivable-trade     152,908         88,926
     (Increase)/decrease in prepaid assets                  5,120        (65,761)
     (Increase)/decrease in other assets                    3,172        (14,770)
     (Increase)/decrease in accounts payable-trade        131,030       (173,057)
     (Increase)/decrease in accrued expenses              (91,233)      (145,582)
     (Increase)/decrease in deferred revenues            (141,335        (38,862)
     (Decrease) in deferred income taxes                     --             --
                                                     ------------   ------------
          Total Adjustments                               117,109       (332,557)

Net Cash (Used) by Operating Activities                  (486,499)      (804,433)
                                                     ------------   ------------
Cash Flows From Investing Activities:
     Capital expenditures                                (104,322)       (13,052)
                                                     ------------   ------------

Cash Flows From Financing Activities

     Payments on loan payable                                --       (1,054,021)
     Proceeds from issuance of warrants                      --        5,057,339
     Payments on capital equipment leases                 (25,011)          --
     Proceeds from capital equipment leases                52,726           --
                                                             --             --
                                                     ------------   ------------
Net Cash Provided By Financing Activities                  27,715      4,003,318
                                                     ------------   ------------
Net Increase/(Decrease) In Cash                          (563,106)     3,185,833

Cash At Beginning Of Period                             1,265,380         18,643
                                                     ------------   ------------
Cash And Short Term Investments At End of Period     $    702,274   $  3,204,476
                                                     ============   ============

1.       GOING CONCERN

         The Company incurred substantial losses during 1996 and the three month period ended March 31, 1997 and had a working capital deficiency of $ 967,124 at March 31, 1997. Therefore, its continuation as a going concern is dependent upon obtaining additional financing and attaining profitable operations. On May 15, 1997, the Company had a net cash balance of approximately $40,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company initiated a cost reduction program during the third quarter of 1996 which resulted in a reduction in the number of employees from 108 on June 30, 1996 to 53 on May 15, 1997. Annualized payroll and fringe costs have decreased from $4.1 million in June 1996 to $2.0 million in May 1997. Facility and communication costs were reduced through the consolidation of 7 regional operating centers in June 1996 into 3 operating centers in May 1997. After these and other cost reductions, the Company's annualized expense rate in May 1997, excluding the provision for bad debts is approximately $4 million compared with actual expenses of $7.5 million in 1996.

2.       LITIGATION

         On September 16, 1996, the Company and other persons not affiliated with the company, were served with a lawsuit, alleging breach of contract and exercise of due care in connection with negotiation by the Company for an Offer in Compromise. Pursuant to the written retainer agreement between the Company and the Plaintiff , in February, 1997, the Company filed a demand for arbitration with the American Arbitration Association. Pending that arbitration, the Court has stayed the Superior Court action. Management of the Company believes that there are valid defenses to this action and intends to defend this lawsuit vigorously.

         On December 4, 1996, the Company and its Chief Executive Officer, were served with a lawsuit by a stockholder for $37,500. The plaintiff alleges the Company's prospectus omitted material facts regarding the company's operations; the Company breached its fiduciary duties; and the Company failed to disclose facts regarding the company's negative operating results in a timely manner. The Company has agreed in principle with the plaintiff to settle this lawsuit for a minimal amount.

3.       INTERNAL REVENUE SERVICE INVESTIGATION

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

         The Company's counsel has been advised that the U.S. Attorney has requested authorization from the Tax Division of the Justice Department to file criminal tax charges against the Company, allegedly arising out of the illegal acts of the former employee. In April 1997, the Company's Counsel met with representatives of the Justice Department in Washington D.C. to discuss final resolution of this matter. The Company is awaiting a final determination by the Justice Department.

4.       PROPOSED FINANCING

         In April 1997, the Company signed a Letter of Intent for a proposed private placement of 10% Convertible Preferred Stock in a minimum amount of $250,000 and a maximum amount of $750,000. The Preferred Shares will be convertible into Common Stock at 70% of the bid price of the Common Stock at the time of conversion. There can be no assurance that this proposed private placement will be completed.